Form 10KSB
period 1996-12-31
INTERNET VENTURE GROUP INC
filed 2000-03-22
CIK 826674

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1996

                        Commission file number 33-19196-A
                                   ----------

                            STRATEGIC VENTURES, INC.
             (Exact name of registrant as specified in its charter)

               Florida                             59-2919648
 (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                 Identification No.)

  3816 West Linebaugh Avenue, Ste. 408, Tampa, Florida  33624
  -------------------------------------------------------------
 (Address  of  principal   executive offices)      (Zip Code)

Registrant's telephone number, including area code:(813) 960-0557

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.   Yes    No X
                                                ---    ---

Indicate by check mark if disclosure of delinquent filers in Response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporate by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.      Yes    No X
                                             ---    ---

As of December 31, 1996, 4,000,000 shares of common stock were outstanding. The aggregate market value of the Stock held by non-affiliates of Strategic Ventures, Inc. was approximately $0 at December 31, 1996.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---      ---

Documents incorporated by reference: None.

                     This form 10-KSB consists of 12 pages.

                                     Part I


Item 1.  Business.

        Strategic Ventures, Inc., ("the Company") a Florida corporation was organized in March, 1987, as Sci Tech Ventures, Inc., and successfully completed its initial public offering in August, 1989. The term "Company" includes the registrant and its subsidiaries, unless the context indicates otherwise. The Company raised $109,000 through the sale of 109 units consisting of Ten Thousand shares of par value $.0001 Common Stock, and Ten Thousand Common Stock Purchase Warrants to purchase an additional Ten Thousand shares of Common Stock at a price of $.50 and One Zero Coupon U.S. Treasury-Backed Obligation ("USTBO") with a maturity value of $1,000. The warrants expired in October 1992.


        The Company changed its name to Strategic Ventures, Inc. in May, 1991.

        The Company was formed to engage in the identification, evaluation and investigation of prospective business acquisition candidates, and if believed warranted, the acquisition of one or more selected businesses, ventures or enterprises.

Activities
----------

        During 1996, the Company's business activities involved the search for investment opportunities in diverse industries such as specialized pharmaceutical products manufacturer, entertainment and recreational businesses among others.

        The Company investigated several acquisition candidates during fiscal 1996, but did not pursue a merger agreement after completion of due diligence reviews by the Company's management team. The Company continues to investigate potential acquisitions on an ongoing basis with a view towards meeting the listing requirements for NASDAQ.

Regulation and Taxation
-----------------------

        Any securities which the Company issues in exchange for the Common Stock of a target acquisitions will be "restricted securities" within the meaning of the Securities Act of 1933 (the "1933 Act"). If the target stockholders elected to resell such securities, such sale could not proceed unless a registration statement had been declared effective by the Securities and Exchange Commission or an exemption from registration was available. As a condition to any merger or acquisition, it is possible that target company's management may request registration of the Company's Common Shares to be received by target company shareholders. In such event, the Company could incur significant related expenses however, management would likely require the target company to bear most, if not all, of the cost of any such registration.

        The Company intends to structure a merger or acquisition in such a manner as to minimize federal and state tax consequences for the Company and any target company.

Competition
-----------

        The Company continues to view itself as an insignificant participant among the other firms which engage in mergers and acquisitions of privately-financed concerns. Other competitive firms may have greater financial and personnel resources and technical expertise than the Company.

Employees and Consultants
-------------------------

        The Company presently has no employees, although its President/Treasurer, Thomas L. McCrimmon and Vice President/Secretary, Bertram
E. Cutler continue to serve on an as needed basis. These officers devote such time as necessary to the business affairs of the Company. The Company may also engage, from time to time, the services of outside consultants to assist it in the evaluation of prospective target companies and other management matters.

        Neither Mr. McCrimmon nor Mr. Cutler receive salaries, however, they are reimbursed for their expenses incurred in their services as officers. There is no provision for any additional bonuses or benefits. The Company anticipates that in the near future it may enter into employment agreements with its officers. Although Directors do not receive compensation for their services they may be reimbursed for expenses incurred in attending Board meetings.

        The Company has authorized 100,000,000 shares of common stock at $0.0001 par value. There are 4,000,000 shares of common stock issued and outstanding as of December 31, 1996.

Item 2. Properties

        The Company maintains it's corporate office at 3816 West Linebaugh Avenue, Suite 408, Tampa, Florida 33624 under an informal arrangement with the Company's President. This space is deemed adequate for the foreseeable future.

Item 3. Legal Proceedings

        The Company is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

        No matters have been submitted to a vote of security holders.

                                     PART II

Item 5. Market Common Equity and Related Stockholder Matters.

        The outstanding registered securities of Strategic Ventures, Inc. were not traded in any quotation medium maintained by members of the National Association of Securities Dealers, Inc. during the year 1996.

                                    Common Stock                 Common Stock
1996                                Bid High                     Bid Low
--------------------------------------------------------------------------------

1st Quarter                         $       0                    $      0
2nd Quarter                         $       0                    $      0
3rd Quarter                         $       0                    $      0
4th Quarter                         $       0                    $      0


                                    Common Stock                 Common Stock
1995                                Bid High                     Bid Low
--------------------------------------------------------------------------------

1st Quarter                         $       0                    $      0
2nd Quarter                         $       0                    $      0
3rd Quarter                         $       0                    $      0
4th Quarter                         $       0                    $      0

        Since the closing of the Company's Initial Public Offering the Company's shares traded over the counter by market makers for a period in 1989 - 90. Share prices have not been quoted since then. Quotations, when made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of December 31, 1996, there are approximately 402 stockholders holding shares in their name and an unknown number of shares held in the name of securities broker/dealers.

        No dividends have been declared or paid by the Company and presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
-------------------

        During fiscal year 1996, the Company continued to be a development stage entity and had no sales or revenues.

Liquidity and Capital Assets.
-----------------------------

        The Company's primary source of liquidity since inception has been from funds raised from its initial public stock offering which were fully expended in 1991. During fiscal 1996, cash requirements have been minimal due to the minimal present level of operations. The Company anticipates it will rely in part, upon the operating profits of its principal subsidiary activities, to contribute toward its day to day working capital needs.

        The Company's cash and cash on deposit position remained at $0 at December 31, 1995 and as of December 31, 1996. The Company anticipates it may obtain additional equity capital through the placement of shares of capital stock on a private basis to suitable and sophisticated investors to fund any further operations. No assurance can be given that further resources will be accessible to the Company on favorable terms or at all.

Results of Operations - 1996 as Compared to 1995
------------------------------------------------

        Expenses during 1996 consisted of accounting expenses and miscellaneous. The Company anticipates operating costs will continue during the next fiscal year due to acquisition investigation costs and company maintenance expenses. As of December 31, 1996, the Company has no material commitments for capital expenditures.

        The Company has no ongoing operations, no assets, and no income.

        In 1996 the company incurred a total of $1,874 in operating expenses and in 1995 had incurred $1,360 in operating expenses. The company had no revenue in 1996 and no revenue in 1995.

        The Company lost ($1,874) on operations in 1996 as opposed to a loss of ($1,360) on operations in 1995.

Results of Operations - 1995 as Compared to 1994
------------------------------------------------

        In 1995 the company incurred a total of $1,360 in operating expenses and in 1994 had incurred $1,910 in operating expenses. The company had no revenue in 1995 and no revenue in 1994.

        The Company lost ($1,360) on operations in 1995 as opposed to a loss of ($1,910) on operations in 1994.

Item 7.  Financial Statements and Supplemental Data.

         See attached Financial Statements F-1 through F-11


Item 8.  Disagreements on Accounting and Financial Disclosure.

        In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

        The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.



                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

Name                              Age                   Position Held
----                              ---                   -------------

Thomas L. McCrimmon               53                    President/Treasurer
                                                        Director

Bertram E. Cutler                 70                    Vice President/Secretary
                                                        Director

Thomas L. McCrimmon (age 53) President,  Treasurer and Director.  Mr.  McCrimmon
-------------------
has served the Company since its inception in march, 1987. Mr. McCrimmon has been involved in merger and acquisition work, S.E.C. and management consulting to private and public companies from 1976 through 1983 as the founder and owner of Bay Business Consultants a business brokerage and consulting firm. Mr.

McCrimmon has been the President and founder of Florida Hi-Tech Capital, Inc., Tampa Florida a privately held financial management consulting firm since 1984 to present. From 1988 - April 2, 1990 Mr. McCrimmon was President of Paragon Acquisitions Group, Inc. a public company which acquired 100% interest in Sun Up Foods, Inc., Benton, Kentucky a processor of citrus juice concentrate for resale to dairies nationwide. Mr. McCrimmon was President (1988 - March, 1991) of Baystar Capital, Inc. a public shell company which merged with American Clinical Laboratories, Tampa, FL.


Bertram E. Cutler (age 70) Vice  President,  Secretary and Director.  Mr. Cutler
-----------------
has served the Company since March 1987. Mr. Cutler devotes as much time as necessary to the business of the Company and assists Mr. McCrimmon in the day to day operations of the Company, ongoing negotiations with regard to proposed mergers and other management matters. Mr. Cutler is a licensed insurance agent and from 1985 to present has served as President of C.D.R.I., Inc. a firm specializing in marketing programs of the securities and insurance industries. Previously, Mr. Cutler was co-founder and a consultant to Career Development Corporation, an executive search firm with offices in Atlanta and Washington, D.C. (1972-1985).

Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company shareholders and hold office until their death, or until they shall resign or have been removed from office.

Item 10.  Executive Compensation.

        No officer receives any salary, however, they may be reimbursed for their expenses incurred in their service to the Company. There is no provision for any additional benefits or additional bonuses, however, bonuses may be granted to any or all officers at the discretion of the Board of Directors. Although Directors do not receive compensation for their services as Directors as such, Directors may be reimbursed for expenses incurred in attending Board meetings.

                           SUMMARY COMPENSATION TABLE OF EXECUTIVES

                        Annual Compensation              Awards

Name and    Year    Salary    Bonus     Other Annual  Restricted  Securities
Principal             ($)      ($)      Compensation  Stock       Underlying
Position                                   ($)        Award(s)    Options/SARS
                                                      ($)         (#)

Thomas     1994     0         0          0             0           0
McCrimmon,
President
           ---------------------------------------------------------------------
           1995     0         0          0             0           0
           ---------------------------------------------------------------------
           1996     0         0          0             0           0
================================================================================
Bart       1994     0         0          0             0           0
Cutler,
Secretary
           ---------------------------------------------------------------------
           1995     0         0          0             0           0
           ---------------------------------------------------------------------
           1996     0         0          0             0           0

           Option/SAR Grants Table (None)

           Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/ SAR value (None)

           Long Term Incentive Plans - Awards in Last Fiscal Year (None)

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR
                   ------------------------------------------


(Except for compensation of officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                         Cash Compensation                    Security Grants

Name                   Annual     Meeting    Consulting  Number of  Number of
                       Retainer   Fees ($)   Fees/Other  Shares (#) Securities
                       Fees ($)              Fees  ($)              Underlying
                                                                    Options/SARS
                                                                    (#)

A.  Director           0          0          0           0          0
Thomas McCrimmon

B.  Director           0          0          0           0          0
Bert Cutler

Item 11. Security Ownership of Management and Others.

        The following tabulates holdings of Common Shares of the Strategic Ventures, Inc. as of the date of this Report, held of record by all Directors, Officers and Shareholders holding 5% or more of the outstanding shares individually and as a group.

Name and Address             Amount of Beneficial      Percent of Class
of Beneficial owner          Ownership
-----------------------------------------------------------------------

Thomas L. McCrimmon               1,660,000               41.5%
3816 West Linebaugh #408
Tampa, FL  33624

Bertram Cutler (1)                  485,000               12.1%
3816 West Linebaugh #408
Tampa, FL  33624

Lucille Kluzinski                   250,000                6.6%
c/o 6520 Government Dr.
Suite One
New Port Richey, FL  34654

--------------------------

All Officers and Directors        2,395,000               59.8%
as a Group (2 Persons)

(1) Includes 40,000 shares held by Mr. Cutler's children over which Mr. Cutler has sole voting and investment power.

        Family Relationships
        --------------------

        There are no family relationships among any of the company's officers and directors.

        Involvement in Certain Legal Proceedings
        ----------------------------------------

        During the past five years there have been no filing of petitions under the federal bankruptcy laws, or any state insolvency laws, by or against any partnership in which any director or executive officer of Registrant was a general partner or executive officer at the time or within two years before the time of such a filing.

        No director or executive officer of Registrant has, during the past five years, been convicted in a criminal proceeding or is the named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses).

        During the past five years no director or executive officer of Registrant has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated by any court of competent jurisdiction permanently or temporarily enjoining him from or otherwise limited in his involvement in any type of business, securities or banking activities.

        During the past five years no director or executive officer of Registrant has been found by a court of competent jurisdiction in a civil action, nor by the Securities and Exchange Commission nor the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, which judgment or finding has not been subsequently reversed, suspended or vacated.

        Compliance with Section 16(a) of the Exchange Act.
        --------------------------------------------------

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers and any persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) report files.

The company believes that during the period from December 31, 1995 through December 31, 1996, there were no filing requirements applicable to its officers, directors and greater-than-ten-percent shareholders due to the Company's non-reporting status.

Item 12.  Certain Relationships and Related Transactions.

        In December of 1993, the Company canceled 500,000 shares of common stock issued to a former director for services. The Company canceled the shares due to the fact that the director did not fulfill the duties and render the services for which the Company had compensated that director. The Company is in possession of the shares and has issued a stop transfer order. However, the shares have not been duly endorsed. The Company does not expect to have a problem in completing the cancellation of the shares. For financial statement purposes, the shares have been treated as being canceled.

        Notes Payable
        -------------

        The Company's president personally assumed virtually all of the notes payable of the Company. These notes amounted to $147,552. The remaining notes payable of $20,000 and $5,000 were converted to common shares which were issued to the note holders.

                                     PART IV

Item 13.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

1. Financial Statements of the Registrant are included under Item 8 hereof.

2. Financial Statement Schedules - None

3. Exhibits:

Exhibit #             Description                  Location
-----------------------------------------------------------

3(a)           Articles of Incorporation    *Exhibits to Registration
                                                  Statement filed by
                                                  Registrant on Form S-18

3(b)           Bylaws of Registrant         *Exhibits to Registration
                                                  Statement filed by
                                                  Registrant on Form S-18

4(a)           Form of Stock Certificate    *Exhibits filed as part of
                                                  Registration  Statement of
                                                  Registrant filed on Form S-18

4(b)           Form of Warrant Certificate  *Exhibits filed as part of
                                                  Registration Statement
                                                  of Registrant filed on
                                                  Form S-18

10             None                                None

22             Subsidiary Companies                None

*  Incorporated by reference to Registration Statement #33-19196A.

(b) Reports of Form 8-K. There were no reports on Form 8-K for the twelve month period ended December, 1996.

(c) Proxy Statements. There were no proxy statements or annual reports sent to stockholders during the period covered herein.

                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the
city   of   Tampa,    State   of   Florida   on   this    15th    day   of
January, 1999.


                                    Strategic Ventures, Inc.


                                    by:/S/Thomas L. McCrimmon, President
                                          Thomas L. McCrimmon, President


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                Date
---------                                   -----                ----


/s/Thomas L. McCrimmon                      President
   Thomas L. McCrimmon                      Treasurer
                                            Chief Financial
                                            Officer, Director



/s/Bertram E Cutler                         Vice President
   Bertram E. Cutler                        Secretary, Director

                           STRATEGIC VENTURES, INC.
                         (a development stage company)

                              FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

 ALESSANDRI & ALESSANDRI, PA

 INDEPENDENT AUDITORS'REPORT

 Strategic Ventures, Inc.
 Tampa, Florida

        We have audited the accompanying balance sheets of Strategic Ventures, Inc. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the three years ended December 31, 1997, and for the cumulative period from inception (March 19, 1987) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Ventures, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the three years ended December 31, 1997 and for the cumulative period from inception (March 19,1987) to December 31, 1997 in conformity with generally accepted accounting principles.

        During the aforementioned periods Strategic Ventures, Inc., ("Company") has not conducted operations, nor does it have any products or services. The notes (Note 1) to the financial statements of the Company describe that the Company was formed for the purpose of making an offering of securities (common stock and warrants) to the public. Management used the proceeds from the public offering to seek interests in one or more businesses which management believed would result in a profit to the Company. As of November 1998, a business had not been acquired, and additional external financing may be required.


          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $ 2 ,742 during the year ended December 31, 1997, and as of that date had a negative net worth of $2,220. The Company is not aware of any alternate sources of capital to meet its' obligations. These conditions raise substantial doubt about the Company's ability to acquire an interest in a business, and its' ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 November 30, 1998

                            ACCOUNTANTS & CONSULTANTS
              5121 EHRLICH ROAD Suite 106 - B Tampa, Florida 33624
                       (813) 969-1995 - FAX (813) 960-2740
           Member: American Institute of Certified Public Accountants
               /Division of CPA Firms - Member Ronda Institute of
                          Certified Public Accountants

                            STRATEGIC VENTURES, INC.
                          (a development stage company)
                                 BALANCE SHEETS

                                     ASSETS



                                                  December 31,      December 31,
                                                    1997               1996
                                                    -----------------------
  Total Assets                                      None               None
                                                    =======================



                       LIABILITIES & STOCKHOLDERS' EQUITY


 Current Liabilities
  Accounts payable                                $   2,220           $   2,504
                                                   -----------------------------
   Total liabilities                                  2,220               2,504
                                                   -----------------------------

 Stockholders' Equity

Preferred Stock - 25,000,000 shares
                   authorized; $.Ol par
                    value; non-designated;
                     none issued

Stockholders' Equity:
 Common stock - $.0001 par value;
                 100,000,000 shares
                  authorized; shares
                   issued and outstanding
                    4,000,000 in 1997 and 1996          400                 400

  Paid-in capital                                   310,920             307,894
  Retained Earnings (Deficit)                      (313,540)           (310,798)
                                                   -----------------------------
   Total Stockholders' Equity                        (2,220)             (2,504)
                                                   -----------------------------
Total Liabilities & Stockholder's Equity          $0                  $0
                                                   =============================


                       See Notes to Financial Statements


                            STRATEGIC VENTURES, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
               For the period from inception ( March 19, 1987) to
                     December 31, 1997, and the years ended
                        December 31, 1997, 1996, and 1995
                                                               Cumulative from
                                             Year Ended        Date of inception
                                             December 31,      to December 31
                                    1997        1996       1995      1997
                              --------------------------------------------------
 REVENUES:                          None        None       None      None
                              --------------------------------------------------
 OPERATING EXPENSES:

 Acquisition Investigation                                            $ 200,779
 Office Rent & Telephone                                                 15,197
 Legal  & Accounting          $     950   $       750  $       880       14,431
 Licenses & Filing Fees                                                   3,513
 Office Supplies                                                          6,437
 Advertising                                                                278
 Consulting                                                              16,750
 Travel & Entertainment                                                   8,198
 Depreciation                                                               542
 Transfer Agent                    1,792        1,054          330        5,366
 Miscellaneous                                                 150        7,593
                              --------------------------------------------------
 Total Operating Expenses          2,742        1,804        1,360      279,084
                              --------------------------------------------------

OTHER (INCOME) EXPENSE:
Interest Income                                                          (4,813)
Interest Expense                                   70                    39,169
                              --------------------------------------------------
 Total Other (Income) Expense          0           70            0       34,356
                              --------------------------------------------------
NET LOSS & DEFICIT
ACCUMULATED DURING
THE DEVELOPMENT STAGE
BEFORE OTHER ITEMS                (2,742)      (1,874)      (1,360)    (313,440)

EQUITY IN EARNINGS (LOSS)
OF INVESTMENT .                                               (250)

GAIN ON SALE OF INVESTMENT                                                  150
                              --------------------------------------------------
NET LOSS & DEFICIT ACCUMULATED
DURING THE
DEVELOPMENT STAGE             $   (2,742) $    (1,874) $    (1,360)   $(313,540)
                             ===================================================
 NET LOSS PER SHARE           $    0.000  $     0.000  $     0.000
                             ======================================
 WEIGHTED AVERAGE NUMBER
OF SHARES                      4,000,000    4,000,000    4,000,000
                             ======================================


                       See Notes to Financial Statements.

                            STRATEGIC VENTURES, INC.
                          (a development stage company)
                        STATEMENTS OF STOCKHOLDERS'EQUITY
                 For the period since inception (March 19, 1987)
                              to December 31, 1997



                                    Common stock          Paid- in
                                 Shares         $         Capital        Deficit
                                 -----------------------------------------------

Proceeds from
 Issuance of Stock                 250,000      $ 25     $  4,900

Issuance of
 Common Shares                     750,000        75
                                 -----------------------------------------------
Balance, December
 31, 1987                        1,000,000       100        4,900

Net Income (Loss)                                                     $  (2,020)
                                 -----------------------------------------------
Balance, December
 31, 1988                        1,000,000       100        4,900        (2,020)

Proceeds from
 Issuance of Stock               1,090,000       109       59,420

Net Income (Loss)                                                       (13,582)
                                 -----------------------------------------------
Balance, December
 31, 1989                        2,090,000       209       64,320       (15,602)

Issuance of Common
 Stock for Services                 70,000         7          243

Net Income (Loss)                                                       (20,891)
                                 -----------------------------------------------
Balance, December
 31, 1990                        2,160,000       216       64,563       (36,493)

Issuance of Common
 Stock for Services                700,000        70        7,850

Cancellation of
 Common Shares                    (100,000)      (10)         (10)

Net Income (Loss)                                                      (222,513)
                                 -----------------------------------------------
Balance, December
 31, 1991                        2,760,000       276       72,403      (259,006)

Issuance of Common
 Stock for Services                750,000        75        2,750

Net Income (Loss)                                                       (27,194)
                                 -----------------------------------------------
Balance, December
 31, 1992                        3,510,000       351       75,153      (286,200)

Issuance of Common
 Stock for Services                700,000        70        2,590

Issuance of Common
 Stock for Note Payments            70,000         7       24,993

Cancellation of
 Common Shares                    (500,000)      (50)

Assumption of Notes
 Payable by Related Party                                 201,826

Net Income (Loss)                                                       (19,454)
                                 -----------------------------------------------
Balance, December
 31, 1993                        3,780,000       378      304,562      (305,654)

Income from Common
 Shares for Services               220,000        22          803

Contribution to Capital                                       769

Net Income (Loss)                                                        (1,910)
                                 -----------------------------------------------
Balance, December
 31, 1994                        4,000,000       400      306,134      (307,564)

Net Income (Loss)                                                        (1,360)
                                 -----------------------------------------------
Balance, December
 31, 1995                        4,000,000       400      306,134

Contribution to Capital                                     1,760

Net Income (Loss)                                                        (1,874)
                                 -----------------------------------------------
Balance, December
 31, 1996                        4,000,000       400      307,894      (310,798)

Contribution to Capital                                     3,026

Net Income (Loss)                                                        (2,742)
                                 -----------------------------------------------
Balance, December
 31, 1997                        4,000,000      $400     $310,920     $(313,540)
                                 ===============================================

                       See Notes to Financial Statements.






                            STRATEGIC VENTURES, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
                For the period from inception (March 19, 1987) to
                     December 31, 1997, and the years ended
                        December 31, 1997, 1996, and 1995



                                              Cumulative from
  Years Ended                                  date of inception
  December 31,                                to December 31,
 1997     1996       1995                          1997






 Cash Flows from (to) Operations:

 Net loss                               $(2,742)  $(1,874)  $(1,360)  $(313,540)

 Adjustments to Reconcile Net
  Income to Net Cash
 Provided by Operating
  Activities - Depreciation                                                 541

 Increase (Decrease) In:
 Investment                                                                 250
 Accounts Receivable                                                      1,732
 Accounts Payable & Accruals               (284)      114     1,360     (12,283)
                                        ----------------------------------------
 Net Cash From (To)
  Operating Activities                   (3,026)   (1,760)        0    (323,300)
                                        ----------------------------------------
 CASH FLOWS FROM (TO)
 INVESTING ACTIVITIES:

 Purchase of Equipment                                                     (541)
 Loans to Affiliates                                                     (1,732)
 Purchase of Stock                                                         (250)
 Assumption of Notes Payable                                           (147,552)
                                        ----------------------------------------
 Net Cash From (To)
  Investing Activities                        0         0         0    (150,075)
                                        ----------------------------------------

 CASH FLOWS FROM (TO)
 FINANCING ACTIVITIES:

Proceeds from Issuance of
 Common Stock (net of
  offering costs)                                                        75,504
Proceeds from Stockholder &
 Related Party Notes Payable                                            174,055
Principal Payments on Stockholder & Related
  Party Notes                                                           (12,000)
Conversion & Assumption of
 Notes Payable to Common Stock                                          229,436
Contribution to Capital                   3,026     1,760                 6,380
                                        ----------------------------------------
 Net Cash From (To)
  Financing Activities:                   3,026     1,760         0     473,375
                                        ----------------------------------------
 INCREASE (DECREASE): CASH &
 CASH EQUIVALENTS                             0         0         0           0

 CASH & CASH EQUIVALENTS,
  December 31,1996                            0         0         0           0
                                        ----------------------------------------
 CASH & CASH EQUIVALENTS,
  December 31,1997                      $     0   $     0   $     0   $       0


 Supplemental Disclosures of
  Cash Flow Information:

 Interest Expense for 1996                      $    70



 Supplemental Schedule of NonCash Investing & Financing Activities:

 During 1993, a major shareholder assumed all of the outstanding debt of the Company, totaling approximately $202,000. Other shareholders accepted shares of the Company's common stock in payment of amounts owed to diem, which amounted to approximately $25,000. Although these items represent noncash items, their affect is reflected in the cumulative column above for analysis purposes.

                       See Notes to Financial Statements.

                            STRATEGIC VENTURES, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

 NOTE I ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 ORGANIZATION - Strategic Ventures, Inc. ("Company") was organized as a Florida corporation on March 19, 1987. A statement of income (loss) is presented. However, the Company has had no operating revenues and expenses, except expenses for acquisition investigation administration.

 Presently, the Company is in the development stage, and activities include the arranging of an offering of common stock and warrants to the public, which was accomplished in 1989. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. Presently, the Company has had no operations, planned products, or services, and additional external financing may be required to acquire the business interests.

 DEFERRED SECURITIES OFFERING EXPENSES - The Company incurred $5,709 of costs directly related to its public offering. Such amount was offset in 1989 against the proceeds from the public offering.

 CASH FLOWS - For the purposes of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

 EARNINGS (LOSS) PER SHARE - Earnings (loss) per share are based on the weighted average number of common shares outstanding during the period starting from the date of inception. All insider stock issued is deemed to have been issued on that date for all periods presented.

 INCOME TAXES - The provision (benefit) for income taxes, if any, is based on the pre-tax earnings (loss) reported in the financial statements, adjusted for transactions that may never enter into the computation of income taxes payable. A deferred tax liability or asset is recognized for the estimated future tax effect attributable to temporary differences in the recognition of income and expenses for financial statement and income tax purposes.

 USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 NOTE 2 PUBLIC OFFERING

 The Company offered 250 units to the public at an offering price of $1,000 per unit. Each unit consisted of 10,000 shares of the Company's common stock, and 10,000 warrants, each entitling the warrant holder to purchase one share of the Company's common stock at $0.50 each, and a U.S. Treasury-backed Zero Coupon Obligation. Each U.S. Treasury-backed Zero Coupon Obligation will be purchased from the offering proceeds at an estimated cost of $200 by the underwriter of the proposed public offering, in the name of the unit holder. The offering was on a best efforts basis and resulted in the issuance of 1,090,000 common shares.

 NOTE 3 INCOME TAXES

 The Company has incurred losses to date and as a result no provision for income taxes has been made.

 On December 31, 1997 the Company had $313,540 of accumulated loss carry forwards. In addition, the Company had deferred tax assets of approximately $111,000 as a result of the loss carryforwards, against which a valuation allowance of $111,000 has been recognized due to the uncertainty with respect to recoverability of the deferred tax asset. Due to the absence of operations, certain portions of the accumulated net operating loss may not be immediately deductible.

 The net operating losses expire as shown below.

 2003   $ 2,020              2008   $19,454
 2004   $ 13,582             2009   $ 1,910
 2005   $ 20,891             2010   $ 1,360
 2006   $222,516             2011   $ 1,871
 2007   $ 27,194             2012   $ 2,742

 NOTE 4 RELATED PARTY TRANSACTIONS:

 The Company uses certain office space, telephones, and related facilities of its president under an informal arrangement.

 NOTE 5 PREFERRED AND COMMON STOCK

 PREFERRED STOCK

 The Company has authorized 25,000,000 shares of preferred stock at $0.01 par value. The stock is non-designated and none of the shares has been issued.

 COMMONSTOCK

 The Company has authorized 100,000,000 shares of common stock at $0.0001 par value. There are 4,000,000 shares of common stock issued and outstanding as of December 31, 1997.