Form 10KSB
period 1997-12-31
INTERNET VENTURE GROUP INC
filed 2000-03-22
CIK 826674

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------
                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997

                        Commission file number 33-19196-A

                            STRATEGIC VENTURES, INC.
             (Exact name of registrant as specified in its charter)

            Florida                             59-2919648
 (State or other jurisdiction             (I.R.S. Employer
 of incorporation or organization)        Identification No.)

  3816  West  Linebaugh  Avenue,  Ste.  408,  Tampa,  Florida  33624
---------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

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

As of December 31, 1997, 4,000,000 shares of common stock were outstanding. The aggregate market value of the Stock held by non-affiliates of Strategic Ventures, Inc. was approximately $0 at December 31, 1997.

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

Activities
----------

      During 1997, the Company's business activities involved the search for investment opportunities in diverse industries such as specialized pharmaceutical products manufacturer, entertainment and recreational businesses among others.

      The Company investigated several acquisition candidates during fiscal 1997, but did not pursue a merger agreement after completion of due diligence reviews by the Company's management team. The Company continues to investigate potential acquisitions on an ongoing basis with a view towards meeting the listing requirements for NASDAQ.

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

Item 2. Properties

      The Company maintains its corporate office at 3816 West Linebaugh Avenue, Suite 408, Tampa, Florida 33624 under an informal arrangement with the Company's President. This space is deemed adequate for the foreseeable future.

Item 3. Legal Proceedings

      The Company is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters have been submitted to a vote of security holders in the past year.

                                     PART II

Item 5. Market Common Equity and Related Stockholder Matters.

      The outstanding securities of Strategic Ventures, Inc. were not traded in any quotation medium maintained by members of the National Association of Securities Dealers, Inc. during the year 1997.

                              Common Stock            Common Stock
1997                          Bid High                Bid Low
-----------------------------------------------------------------

1st Quarter                   $     0                 $     0
2nd Quarter                   $     0                 $     0
3rd Quarter                   $     0                 $     0
4th Quarter                   $     0                 $     0


                              Common Stock            Common Stock
1996                          Bid High                Bid Low
-----------------------------------------------------------------

1st Quarter                   $     0                 $     0
2nd Quarter                   $     0                 $     0
3rd Quarter                   $     0                 $     0
4th Quarter                   $     0                 $     0

      Since the closing of the Company's Initial Public Offering the Company's shares traded over the counter by market makers for a period in 1989 - 91. Share prices have not been quoted since then. Quotations, when made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of December 31, 1997, there are approximately 402 stockholders holding shares in their name and an unknown number of shareholders whose shares were held in the name of securities broker/dealers.

      No dividends have been declared or paid by the Company and presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
-------------------

      During fiscal year 1997, the Company continued to be a development stage entity and had no sales or revenues.

Liquidity and Capital Assets.
-----------------------------

      The Company's primary source of liquidity since inception has been from funds raised from its initial public stock offering which were fully expended in 1991. During the year, cash requirements have been minimal due to the minimal present level of operations. The Company anticipates it will rely in part, upon the operating profits of its principal subsidiary activities, to contribute toward its day to day working capital needs.

      The Company's cash and cash on deposit position remained at $0 at December 31, 1997. The Company anticipates it may obtain additional equity capital through the placement of shares of capital stock on a private basis to suitable and sophisticated investors to fund any further operations. No assurance can be given that further resources will be accessible to the Company on favorable terms or at all.

Results of Operations - 1997 as Compared to 1996
------------------------------------------------

      Expenses during 1997 consisted of accounting expenses and miscellaneous. The Company anticipates operating costs will continue during the next fiscal year due to acquisition investigation costs and company maintenance expenses. As of December 31, 1997, the Company has no material commitments for capital expenditures.

      The Company has no ongoing operations, no assets, and no income.

      In 1997 the company incurred a total of $2,742 in operating expenses and in 1996 had incurred $1,874 in operating expenses. The company had no revenue in 1997 and no revenue in 1996.

     The Company lost ($2,742) on operations in 1997 as opposed to a loss of ($1,874) on operations in 1996.

Results of Operations - 1996 as Compared to 1997
------------------------------------------------

      In 1996 the company incurred a total of $1,874 in operating expenses and in 1995 had incurred $1,360 in operating expenses. The company had no revenue in 1996 and no revenue in 1995.

      The Company lost ($1,874) on operations expense in 1996 as opposed to a loss of ($1,360) on operations in 1995.

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



                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

Name                          Age               Position Held
----                          ---               -------------

Thomas L. McCrimmon           54                President/Treasurer
                                                Director

Bertram E. Cutler             71                Vice President/Secretary
                                                Director

Thomas  L.  McCrimmon  (age  54)  President,   Treasurer  and  Director.   Mr.
---------------------
McCrimmon  has served the Company  since its  inception  in March,  1987.  Mr.
McCrimmon has been involved in merger and acquisition work, management consulting to private and public companies from 1976 through 1983 as the founder and owner of Bay Business Consultants a business brokerage and consulting firm. Mr. McCrimmon has been the President and founder of Florida Hi-Tech Capital, Inc., Tampa Florida a privately held financial management consulting firm since 1984 to present. From 1988 - April 2, 1990 Mr. McCrimmon was President of Paragon Acquisitions Group, Inc. a public company which acquired 100% interest in Sun Up Foods, Inc., Benton, Kentucky a processor of citrus juice concentrate for resale to dairies nationwide. Mr.
McCrimmon was President (1988 - March, 1991) of Baystar Capital, Inc. a public shell company which merged with American Clinical Laboratories, Tampa, FL.

Bertram  E.  Cutler  (age 71) Vice  President,  Secretary  and  Director.  Mr.
-------------------
Cutler has served the Company since March 1987. Mr. Cutler devotes as much time as necessary to the business of the Company and assists Mr. McCrimmon in the day to day operations of the Company, ongoing negotiations with regard to proposed mergers and other management matters. Mr. Cutler is a licensed insurance agent and from 1985 to present has served as President of C.D.R.I., Inc. a firm specializing in marketing programs of the securities and insurance industries. Previously, Mr. Cutler was co-founder and a consultant to Career Development Corporation, an executive search firm with offices in Atlanta and Washington, D.C. (1972-1985).

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

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                        Annual Compensation                  Awards

Name and    Year  Salary   Bonus    Other Annual    Restricted      Securities
Principal          ($)      ($)     Compensation    Stock Award(s)  Underlying
Position                            ($)             ($)             Options/SARS
                                                                    (#)

Thomas      1995    0       0       0               0               0
McCrimmon,
President
          ----------------------------------------------------------------------
            1996    0       0       0               0               0
                 ---------------------------------------------------------------
            1997    0       0       0               0               0
================================================================================
Bart
Cutler,     1995    0       0       0               0               0
Secretary
          ----------------------------------------------------------------------
            1996    0       0       0               0               0
          ----------------------------------------------------------------------
            1997    0       0       0               0               0

      Option/SAR Grants Table (None)

      Aggregated   Option/SAR   Exercises   in  Last  Fiscal  Year  an  FY-End
Option/SAR value (None)

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

Name and Address          Amount of Beneficial    Percent of Class
of Beneficial owner           Ownership
---------------------------------------------------------------

Thomas L. McCrimmon           1,660,000                 41.5%
3816 West Linebaugh #408
Tampa, FL  33624

Bertram Cutler (1)              485,000                 12.1%
3816 West Linebaugh #408
Tampa, FL  33624

Lucille Kluzinski               250,000                  6.25%
c/o 6520 Government Dr.
Suite One
New Port Richey, FL  34654

---------------------------

All Officers and Directors    2,395,000                 59.8%
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

      Compliance with Section 16(a) of the Exchange Act.
      --------------------------------------------------

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers and any persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) report filings.

The Company believes that during the period from December 31, 1996 through December 31, 1997, there were no filing requirements applicable to its officers, directors and greater-than-ten-percent shareholders because the Company was not reporting and no filings were necessary.

Item 12.  Certain Relationships and Related Transactions.

      None

                                     PART IV

Item 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

1. Financial Statements of the Registrant are included under Item 8 hereof.

2. Financial Statement Schedules - None

3. Exhibits:

Exhibit #         Description             Location
--------------------------------------------------------------------------------
3(a)        Articles of Incorporation     *Exhibits to Registration
                                                Statement filed by
                                                Registrant on Form S-18

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

4(b)        Form of Warrant Certificate    *Exhibits   filed   as  part  of
                                                Registration  Statement of
                                                Registrant filed on Form S-18

10          None                                None

22          Subsidiary Companies                None

*  Incorporated by reference to Registration Statement #33-19196A.

(b) Reports of Form 8-K. There were no reports on Form 8-K for the twelve month period ended December, 1997.

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


Signature                           Title             Date
---------                           -----             ----


/s/Thomas L. McCrimmon              President
   Thomas L. McCrimmon              Treasurer
                                    Chief Financial
                                    Officer, Director



/s/Bertram E. Cutler                Vice President
   Bertram E. Cutler                Secretary, Director

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