Form 10KSB
period 1998-12-31
INTERNET VENTURE GROUP INC
filed 2000-03-22
CIK 826674

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------
                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

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

As of December 31, 1998, 4,000,000 shares of common stock were outstanding. The aggregate market value of the Stock held by non-affiliates of Strategic Ventures, Inc. was approximately $0 at December 31, 1998.

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

Activities
----------

      During 1998, the Company's business activities involved the search for investment opportunities in diverse industries such as specialized pharmaceutical products manufacturer, entertainment and recreational businesses among others.

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

      The Company has authorized 100,000,000 shares of common stock at $0.0001 par value. There are 4,000,000 shares of common stock issued and outstanding as of December 31, 1998.

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

                                     PART II

Item 5. Market Common Equity and Related Stockholder Matters.

      The outstanding securities of Strategic Ventures, Inc. were not traded in any quotation medium maintained by members of the National Association of Securities Dealers, Inc. during the year 1998.

                              Common Stock            Common Stock
1998                          Bid High                Bid Low
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

      Since the closing of the Company's Initial Public Offering the Company's shares traded over the counter by market makers for a period in 1989 - 90. Share prices have not been quoted since then. Quotations, when made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of December 31, 1998, there are approximately 402 stockholders holding shares in their name and an unknown number of shareholders whose shares were held in the name of securities broker/dealers.

      No dividends have been declared or paid by the Company and presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
-------------------

      During fiscal year 1998, the Company continued to be a development stage entity and had no sales or revenues.

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

      The Company's cash and cash on deposit position remained at $0 at December 31, 1998. The Company anticipates it may obtain additional equity capital through the placement of shares of capital stock on a private basis to suitable and sophisticated investors to fund any further operations. No assurance can be given that further resources will be accessible to the Company on favorable terms or at all.

Results of Operations - 1998 as Compared to 1997
------------------------------------------------

     Expenses during 1998 consisted of accounting expenses, transfer agent and miscellaneous. The Company anticipates operating costs will continue during the next fiscal year due to acquisition investigation costs and company maintenance expenses. As of December 31, 1998, the Company has no material commitments for capital expenditures.

     The Company had no ongoing operations, no assets, and no income at year end 1998.

      In 1998 the company incurred a total of $3,485 in operating expenses and in 1997 had incurred $2,742 in operating expenses. The company had no revenue in 1998 and no revenue in 1997.

      The Company lost ($3,485) on operations expense in 1998 as opposed to a loss of ($2,742) on operations in 1997.

Results of Operations - 1997 as Compared to 1996
------------------------------------------------

      In 1997 the company incurred a total of $2,742 in operating expenses and in 1996 had incurred $1,874 in operating expenses. The company had no revenue in 1997 and no revenue in 1996.

      The Company lost ($2,742) on operations expense in 1997 as opposed to a loss of ($1,874) on operations in 1996.

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



                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

Name                          Age               Position Held
----                          ---               -------------

Thomas L. McCrimmon           55                President/Treasurer
                                                Director

Bertram E. Cutler             72                Vice President/Secretary
                                                Director

Thomas  L.  McCrimmon  (age  55)  President,   Treasurer  and  Director.   Mr.
---------------------
McCrimmon  has served the Company  since its  inception  in March,  1987.  Mr.
McCrimmon has been involved in merger and acquisition work, management consulting to private and public companies from 1976 through 1983 as the founder and owner of Bay Business Consultants a business brokerage and consulting firm. Mr. McCrimmon has been the President and founder of Florida Hi-Tech Capital, Inc., Tampa Florida a privately held financial management consulting firm since 1984 to present. From 1988 - April 2, 1990 Mr. McCrimmon was President of Paragon Acquisitions Group, Inc. a public company which acquired 100% interest in Sun Up Foods, Inc., Benton, Kentucky a processor of citrus juice concentrate for resale to dairies nationwide. Mr.
McCrimmon was President (1988 - March, 1991) of Baystar Capital, Inc. a public shell company which merged with American Clinical Laboratories, Tampa, FL.

Bertram  E.  Cutler  (age 72) Vice  President,  Secretary  and  Director.  Mr.
-------------------
Cutler has served the Company since March 1987. Mr. Cutler devotes as much time as necessary to the business of the Company and assists Mr. McCrimmon in the day to day operations of the Company, ongoing negotiations with regard to proposed mergers and other management matters. Mr. Cutler is a licensed insurance agent and from 1985 to present has served as President of C.D.R.I., Inc. a firm specializing in marketing programs of the securities and insurance industries. Previously, Mr. Cutler was co-founder and a consultant to Career Development Corporation, an executive search firm with offices in Atlanta and Washington, D.C. (1972-1985).

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

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                        Annual Compensation                  Awards

Name and    Year  Salary   Bonus    Other Annual    Restricted      Securities
Principal          ($)      ($)     Compensation    Stock Award(s)  Underlying
Position                            ($)             ($)             Options/SARS
                                                                    (#)

Thomas      1998    0       0       0               0               0
McCrimmon,
President
          ----------------------------------------------------------------------
            1997    0       0       0               0               0
                 ---------------------------------------------------------------
            1996    0       0       0               0               0
================================================================================
Bart
Cutler,     1998    0       0       0               0               0
Secretary
          ----------------------------------------------------------------------
            1997    0       0       0               0               0
          ----------------------------------------------------------------------
            1996    0       0       0               0               0

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

The Company believes that during the period from December 31, 1997 through December 31, 1998, there were no filing requirements applicable to its officers, directors and greater-than-ten-percent shareholders because the Company was not reporting and no filings were necessary.

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

4(b)        Form of Warrant Certificate    *Exhibits   filed   as  part  of
                                                Registration  Statement of
                                                Registrant filed on Form S-18

10          None                                None

22          Subsidiary Companies                None

*  Incorporated by reference to Registration Statement #33-19196A.

(b) Reports of Form 8-K. There were no reports on Form 8-K for the twelve month period ended December, 1998.

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


                              Strategic Ventures, Inc.


                              by:/s/Thomas L. McCrimmon, President
                              ------------------------------------
                                    Thomas L. McCrimmon, President


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Title             Date
---------                           -----             ----


/s/Thomas L. McCrimmon              President
----------------------
   Thomas L. McCrimmonh             Treasurer
                                    Chief Financial
                                    Officer, Director



/s/Bertram E. Cutler            Vice President
--------------------
   Bertram E. Cutler            Secretary, Director

Cover Page                                        F-1

Auditors Report                                   F-2

Balance Sheet                                     F-3

Statemants of Operations                          F-4

Statements of Stockholders' Equity                F-5

Statements of Cash Flows                          F-6

Notes to Financial Statements                     F-7 - F-8

                            STRATEGIC VENTURES, INC.
                         (a development stage company)

                              FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

 ALESSANDRI & ALESSANDRI, PA

                           INDEPENDENT AUDITORS'REPORT

 Strategic Ventures, Inc.
 Tampa, Florida

        We have audited the accompanying balance sheets of Strategic Ventures, Inc. (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the three years ended December 31, 1998, and for the cumulative period from inception (March 19, 1987) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Ventures, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the three years ended December 31, 1997 and for the cumulative period from inception (March 19,1987) to December 31, 1998 in conformity with generally accepted accounting principles.

        During the aforementioned periods Strategic Ventures, Inc., ("Company") has not conducted operations, nor does it have any products or services. The notes (Note 1) to the financial statements of the Company describe that the Company was formed for the purpose of making an offering of securities (common stock and warrants) to the public. Management used the proceeds from the public offering to seek interests in one or more businesses which management believed would result in a profit to the Company. As of July 1999, a business had not been acquired, and additional external financing may be required.


     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $ 3,485 during the year ended December 31, 1998, and as of that date had a no stockholders' equity. The Company is not aware of any alternate sources of capital to meet its' obligations. These conditions raise substantial doubt about the Company's ability to acquire an interest in a business, and its' ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 July 29, 1999

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

                            STRATEGIC VENTURES, INC.
                          (a development stage company)
                                 BALANCE SHEETS

                                     ASSETS



                                                  December 31,      December 31,
                                                    1998              1997
                                                    -----------------------
  Total Assets                                      None               None
                                                    =======================



                       LIABILITIES & STOCKHOLDERS' EQUITY


 Current Liabilities
  Accounts payable                                   None           $   2,220
                                                   -----------------------------
   Total liabilities                                 None               2,220
                                                   -----------------------------

 Stockholders' Equity

Preferred Stock - 25,000,000 shares
                   authorized; $.Ol par
                    value; non-designated;
                     none issued

Stockholders' Equity:
 Common stock - $.0001 par value;
                 100,000,000 shares
                  authorized; shares
                   issued and outstanding
                    4,000,000 in 1998 and 1997          400                 400

  Paid-in capital                                   316,625            310,920
  Retained Earnings (Deficit)                      (317,025)          (313,540)
                                                   -----------------------------
   Total Stockholders' Equity                        0                  (2,220)
                                                   -----------------------------
Total Liabilities & Stockholder's Equity            $0                  $0
                                                   =============================


                       See Notes to Financial Statements


                            STRATEGIC VENTURES, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
               For the period from inception ( March 19, 1987) to
                     December 31, 1997, and the years ended
                        December 31, 1997, 1996, and 1995
                                                               Cumulative from
                                             Year Ended        Date of inception
                                             December 31,      to December 31
                                    1998        1997       1996      1998
                              --------------------------------------------------
 REVENUES:                          None        None       None      None
                              --------------------------------------------------
 OPERATING EXPENSES:

 Acquisition Investigation                                            $ 200,779
 Office Rent & Telephone                                                 15,197
 Legal  & Accounting          $     985   $       950  $       750       15,381
 Licenses & Filing Fees                                                   3,513
 Office Supplies                                                          6,437
 Advertising                                                                278
 Consulting                                                              16,750
 Travel & Entertainment                                                   8,198
 Depreciation                                                               542
 Transfer Agent                    2,220        1,792        1,054        7,566
 Miscellaneous                       300                                  7,928
                              --------------------------------------------------
 Total Operating Expenses          3,485        2,742        1,804      282,569
                              --------------------------------------------------

OTHER (INCOME) EXPENSE:
Interest Income                                                          (4,813)
Interest Expense                                   70                    39,169
                              --------------------------------------------------
 Total Other (Income) Expense          0           70            0       34,356
                              --------------------------------------------------
NET LOSS & DEFICIT
ACCUMULATED DURING
THE DEVELOPMENT STAGE
BEFORE OTHER ITEMS                (3,485)      (2,742)      (1,874)    (316,925)

EQUITY IN EARNINGS (LOSS)
OF INVESTMENT .                                                            (250)

GAIN ON SALE OF INVESTMENT                                                  150
                              --------------------------------------------------
NET LOSS & DEFICIT ACCUMULATED
DURING THE
DEVELOPMENT STAGE             $   (3,485) $    (2,742) $    (1,874)   $(317,925)
                             ===================================================
 NET LOSS PER SHARE           $    0.001  $     0.000  $     0.000
                             ======================================
 WEIGHTED AVERAGE NUMBER
OF SHARES                      4,000,000    4,000,000    4,000,000
                             ======================================


                       See Notes to Financial Statements.

                            STRATEGIC VENTURES, INC.
                          (a development stage company)
                        STATEMENTS OF STOCKHOLDERS'EQUITY
                 For the period since inception (March 19, 1987)
                              to December 31, 1998



                                    Common stock          Paid- in
                                 Shares         $         Capital        Deficit
                                 -----------------------------------------------

Proceeds from
 Issuance of Stock                 250,000      $ 25     $  4,900

Issuance of
 Common Shares                     750,000        75
                                 -----------------------------------------------
Balance, December
 31, 1987                        1,000,000       100        4,900

Net Income (Loss)                                                     $  (2,020)
                                 -----------------------------------------------
Balance, December
 31, 1988                        1,000,000       100        4,900        (2,020)

Proceeds from
 Issuance of Stock               1,090,000       109       59,420

Net Income (Loss)                                                       (13,582)
                                 -----------------------------------------------
Balance, December
 31, 1989                        2,090,000       209       64,320       (15,602)

Issuance of Common
 Stock for Services                 70,000         7          243

Net Income (Loss)                                                       (20,891)
                                 -----------------------------------------------
Balance, December
 31, 1990                        2,160,000       216       64,563       (36,493)

Issuance of Common
 Stock for Services                700,000        70        7,850

Cancellation of
 Common Shares                    (100,000)      (10)         (10)

Net Income (Loss)                                                      (222,513)
                                 -----------------------------------------------
Balance, December
 31, 1991                        2,760,000       276       72,403      (259,006)

Issuance of Common
 Stock for Services                750,000        75        2,750

Net Income (Loss)                                                       (27,194)
                                 -----------------------------------------------
Balance, December
 31, 1992                        3,510,000       351       75,153      (286,200)

Issuance of Common
 Stock for Services                700,000        70        2,590

Issuance of Common
 Stock for Note Payments            70,000         7       24,993

Cancellation of
 Common Shares                    (500,000)      (50)

Assumption of Notes
 Payable by Related Party                                 201,826

Net Income (Loss)                                                       (19,454)
                                 -----------------------------------------------
Balance, December
 31, 1993                        3,780,000       378      304,562      (305,654)

Income from Common
 Shares for Services               220,000        22          803

Contribution to Capital                                       769

Net Income (Loss)                                                        (1,910)
                                 -----------------------------------------------
Balance, December
 31, 1994                        4,000,000       400      306,134      (307,564)

Net Income (Loss)                                                        (1,360)
                                 -----------------------------------------------
Balance, December
 31, 1995                        4,000,000       400      306,134      (308,924)

Contribution to Capital                                     1,760

Net Income (Loss)                                                        (1,874)
                                 -----------------------------------------------
Balance, December
 31, 1996                        4,000,000       400      307,894      (310,798)

Contribution to Capital                                     3,026

Net Income (Loss)                                                        (2,742)
                                 -----------------------------------------------
Balance, December
 31, 1997                        4,000,000      $400     $310,920     $(313,540)
Contribution to Capital                                     5,705
Net Income (Loss)                                                        (3,485)
Balance, December
  31, 1998                       4,000,000      $400     $316,625     $(317,025)
                                 ===============================================

                       See Notes to Financial Statements.






                            STRATEGIC VENTURES, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
                For the period from inception (March 19, 1987) to
                     December 31, 1998, and the years ended
                        December 31, 1998, 1997, and 1996



                                                                 Cumulative from
                                             Years Ended       date of inception
                                             December 31,        to December 31,
                                       1998     1997       1996       1998






 Cash Flows from (to) Operations:

 Net loss                               $(3,485)  $(2,742)  $(1,874)  $(317,025)

 Adjustments to Reconcile Net
  Income to Net Cash
 Provided by Operating
  Activities - Depreciation                                                 541

 Increase (Decrease) In:
  Accounts Payable & Accruals            (2,220)     (284)      114          0
                                        ----------------------------------------
 Net Cash From (To)
  Operating Activities                   (5,705)   (3,026)   (1,760)   (316,484)
                                        ----------------------------------------
 CASH FLOWS FROM (TO)
 INVESTING ACTIVITIES:

 Purchase of Equipment                                                     (541)
  Assumption of Notes Payable                                          (147,552)
                                        ----------------------------------------
 Net Cash From (To)
  Investing Activities                        0         0         0    (148,093)
                                        ----------------------------------------

 CASH FLOWS FROM (TO)
 FINANCING ACTIVITIES:

Proceeds from Issuance of
 Common Stock (net of
  offering costs)                                                        75,504
Proceeds from Stockholder &
 Related Party Notes Payable                                            174,055
Principal Payments on Stockholder &
  Related Party Notes                                                   (12,000)
Conversion & Assumption of
 Notes Payable to Common Stock                                          214,933
Contribution to Capital                   5,705     3,026     1,760      12,085
                                        ----------------------------------------
 Net Cash From (To)
  Financing Activities:                   5,705     3,026         0     464,577
                                        ----------------------------------------
 INCREASE (DECREASE): CASH &
 CASH EQUIVALENTS                             0         0         0           0

 CASH & CASH EQUIVALENTS,
  December 31,1996                            0         0         0           0
                                        ----------------------------------------
 CASH & CASH EQUIVALENTS,
  December 31,1997                      $     0   $     0   $     0   $       0


 Supplemental Disclosures of
  Cash Flow Information:

 Interest Expense for 1996                                       70


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

 On December 31, 1997 the Company had $317,000 of accumulated loss carry forwards. In addition, the Company had deferred tax assets of approximately $119,000 as a result of the loss carryforwards, against which a valuation allowance of $119,000 has been recognized due to the uncertainty with respect to recoverability of the deferred tax asset. Due to the absence of operations, certain portions of the accumulated net operating loss may not be immediately deductible.

 The net operating losses expire as shown below.

 2003   $ 2,020              2008   $19,454
 2004   $ 13,582             2009   $ 1,910
 2005   $ 20,891             2010   $ 1,360
 2006   $222,516             2011   $ 1,871
 2007   $ 27,194             2012   $ 2,742
                             2013   $ 3,485

 NOTE 4 RELATED PARTY TRANSACTIONS:

 The Company uses certain office space, telephones, and related facilities of its president under an informal arrangement.

 NOTE 5 PREFERRED AND COMMON STOCK

 PREFERRED STOCK

 The Company has authorized 25,000,000 shares of preferred stock at $0.01 par value. The stock is non-designated and none of the shares has been issued.

 COMMONSTOCK

 The Company has authorized 100,000,000 shares of common stock at $0.0001 par value. There are 4,000,000 shares of common stock issued and outstanding as of December 31, 1998.