Form 10KSB
period 1999-12-31
INTERNET VENTURE GROUP INC
filed 2000-04-17
CIK 826674

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

                        COMMISSION FILE NUMBER 33-19196-A
                                   ----------

                          INTERNET VENTURE GROUP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                          STRATEGIC VENTURE GROUP, INC.
                          -----------------------------
                            Former name of registrant

      FLORIDA                                              59-2919648
      -------                                              ----------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

      9601 WEST SAM HOUSTON PARKWAY SOUTH, BLDG. 100, HOUSTON, TEXAS 77049
      --------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code:(713) 596-9308

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes_____ No X

Indicate by check mark if disclosure of delinquent filers in Response to Item 405 of Regulation S- B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporate by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ____ No X

As of December 31, 1999, 3,780,000 shares of common stock were outstanding. The aggregate market value of the Stock held by non-affiliates of the Company was $0 at December 31, 1999.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  YES____  NO  X

Documents incorporated by reference: None.

                    This form 10-KSB consists of 25 pages.


                                                 TABLE OF CONTENTS

                                                      PART I
                                                                                                          Page

Item 1.                    Business ..................................                                    1

Item 2.                    Properties ................................                                    14

Item 3.                    Legal Proceedings..........................                                    14

Item 4.                    Submission of Matters to a Vote of
                           Security Holders..........................                                     14

                                                      PART II

Item 5.                    Market for Registrant's Common Stock and

                           Security Holder Matters ..................                                     15

Item 6.                    Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations ...............................                                     15

Item 7.                    Financial Statements and Supplementary Data..                                  16

Item 8.                    Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure.....                                    16

                                                     PART III

Item 9.                    Directors and Executive Officers of the
                           Registrant.................................                                    17

Item 10.                   Executive Compensation......................                                   19

Item 11.                   Security Ownership of Certain Beneficial
                           Owners and Management......................                                    21

Item 12.                   Certain Relationships and Related
                           Transactions...............................                                    22

                                                      PART IV

Item 13.                   Exhibits, Financial Statement Schedule
                           and Reports on Form 8-K....................                                    24

                                                        2

                                     PART I

ITEM 1.  BUSINESS.

A.  GENERAL

         The Company is a Florida corporation. The Company was incorporated in 1987, and was dormant following its incorporation until December 31, 1999. On that date, control of the Company was acquired by the shareholders of GeeWhiz.com, Inc. Following acquisition of control, the current majority shareholders initiated a strategic plan designed to bring the Company into the forefront of the e-commerce industry. The Company's principal executive offices are located in Houston, Texas at 9601 West Sam Houston Parkway South, Bldg. 100, Houston, Texas, 77049. The Company's telephone number is 713-596-9308, the fax number is 713-771- 7536 and the website address is the IVGcorp.com. The information contained on the Company's website is not part of this prospectus. The Company also maintains offices in Silicon Valley, California at 2982 Scott Blvd., Santa Clara, CA. 95054 and in Tampa, Florida, at 3816 W Lindberg Ave, Ste. 408, Tampa, Florida, 33624.

B.  THE MERGER

         The Company is in the process of completing a three part process that will result in the merger of GeeWhiz.com, Inc. with and into the Company, with the Company as the surviving entity. In the first step or this three part process, certain shareholders of GeeWhiz.com, Inc. acquired majority control of the Company through a share exchange undertaken pursuant to an Agreement and Plan of Reorganization dated to be effective January 31, 1999. In this share exchange, the Company exchanged approximately 23,905,374 shares of the Company's Common Stock for approximately 5,312,053 shares of GeeWhiz.com, Inc. Common Stock that were tendered by the participating shareholders. Through this step, the shareholders of GeeWhiz.com, Inc. obtained control of approximately 87% of the issued and outstanding common stock of the Company.

         In the second step of the process, anticipated to occur during March, 2000, the Company and the remaining shareholders of GeeWhiz.com, Inc. will approve a Plan of Merger pursuant to which the companies will be merged, and the remaining GeeWhiz.com, Inc. shareholders will acquire the remaining 13% of the outstanding Common Stock of the Company not currently owned by former shareholders of GeeWhiz.com, Inc.

         Following  the  completion  of the  merger,  in the  third  step of the
process,   the  Company  will   incorporate  a  new,  wholly  owned   subsidiary
corporation, to hold the operating assets and intellectual property of GeeWhiz.com, Inc. Thereafter, GeeWhiz.com, Inc. will operate as an autonomous subsidiary, with the ultimate goal of becoming a public company through an initial public offering.

C.  THE COMPANY'S BUSINESS AND GROWTH STRATEGY

         The Company's internet business strategy is to find and develop unique B2B, B2C e- commerce companies, or e-commerce suitable BAM companies that want to transition to the internet, that are leaders in their commercial niche by virtue of a compelling business model, technology and/or proprietary service. The Company plans to provide a value added corporate exostructure that will enable the target company to quickly leverage its expertise and deploy its e-commerce strategy by utilizing the management, financial and corporate resources of the Company. By acquiring a family of e-commerce companies, the Company hopes to create an "e-commerce network" (or "Eco/Net") of affiliated companies that can synergistically benefit from each others internet assets, customers and business models.

         1.  BUSINESS MODEL

         As an internet holding company focused on developing internet properties, the Company offers target companies an efficient and direct route to achieve liquidity and to develop concrete exit and return-on-investment strategies. The Company plans to provide its portfolio companies with access to growth capital, strategic corporate alliances, corporate development and financial planning, information technologies, e-commerce enabling technologies, recruiting, marketing and access to public securities markets. The Company intends to hold long term positions in each of its portfolio companies whose growth in market capitalization should be reflected in the trading price of the Company's shares. The Company's internet holding company model is similar to that of CMGI, ICGE & Softbank except that the Company plans to focus on a narrower B2B and B2C e-commerce niches and BAM companies that can achieve significant efficiencies through electronic data interchange.

         Typical internet target niches include businesses that are widely dispersed or would otherwise benefit from the coalescence of a centralized internet business portal to facilitate both front end B2B and B2C transactions as well as back end and infrastructure support.

         2.  BENEFITS AND RESOURCES FOR TARGET COMPANIES

         Target companies that meet the Company's acquisition profile (See "Target and Portfolio Companies-Target Company Profile") can take advantage of potentially tax free stock exchanges for shares of the Company's Common Stock As a member of the Company group, the portfolio company can benefit from private placements of its own or of the Company securities, funding of its immediate growth needs, establishment of strategic relationships within the Company portfolio companies, and ultimate access to the Company underwriters, broker-dealers and market-makers for its own stock once the company matures.

         3.  THE COMPANY AND THE SQCS E-COMMERCE BUSINESS PARADIGM

         The Company believes that business and consumer purchasing behavior is evolving into an interrelated e-commerce and physical world process that places a premium on Specificity, Quality, Convenience and Savings (or "SQCS"
transactions). The power and breadth of the internet is now allowing niche markets to achieve critical mass so that businesses and consumers can effectively and efficiently access a wide variety of specialty items, in real time, to find, compare and purchase products by combining on-line resources with physical world facilities.

         4.  STRATEGIC ALLIANCE WITH EC OUTLOOK

         A fundamentally important piece of the Company's business model is its strategy to establish strategic alliance with e-commerce enabling companies. These would include, for example, front-end web design firms, back-end transaction support firms, and enablers for horizontal electronic business communities. By establishing a network of strategic business alliances, the Company can provide their internet enabling expertise to the Company's Eco/Net companies. This will allow the portfolio companies to quickly deploy their internet strategies and contribute to the Company's community of related companies.

         EC Outlook.com, Inc., a Houston based e-commerce solutions provider, is one of the company's first strategic business partners. ED Outlook is a first class e-commerce consultancy and solutions implementer with a special focus on B2B applications. EC Outlook has technical expertise in electronic data interchange, internet commerce, web application development, community enablement, sales and marketing, application integration and network communications. EC Outlook is capable of delivering a full range of B2B e-commerce capabilities from automating existing paper based processes and communications through establishing sophisticated e-commerce communities including web sites and customer profiling.

         The Company and EC Outlook have agreed that EC Outlook shall be the primary e-commerce solutions provider for the Company and its portfolio companies.

         5.  CORPORATE DEVELOPMENT STRATEGY

     International Data Corporation ("IDC") has forecast that e-commerce transactions will grow from over $50 Billion in 1998 to over $1.5 Trillion by the year 2003. In addition, IDC expects the number of people who go online to increase from 142 million in 1998 to over 508 million users in the year 2003. The Company has designed a five-stage corporate development strategy intended to allow the company to aggressively participate in these emerging internet e-commerce economies. the Company plans to take early equity positions in a variety of B2B and B2C internet properties through stock exchanges and to ultimately spin these properties out into stand alone companies via initial public offerings of their securities.

              STAGE ONE. ACQUISITION OF FIRST TARGET INTERNET PROPERTIES. The Company plans to acquire four to six internet properties via stock exchange transactions. While the Company has identified several potential candidates, the Company will continue to evaluate new internet properties suitable for acquisition by the Company. In addition, the Company will continue to add to its management team and corporate infrastructure to put in place the skill sets and human resources necessary to achieve the business strategies and objectives of the Company.

              STAGE TWO. SPIN OUT OF THE COMPANY INTERNET PROPERTIES. The Company plans to begin spinning out Portfolio Companies into stand alone companies through an initial public offering of their stock. The Company intends to hold long term positions in any spin out IPO's of its Portfolio Companies. In addition to these activities, the Company plans to continuously seek out unique internet properties in niche markets to provide a constant flow of candidates for spin out IPOs.

              STAGE THREE. RETURN ON INVESTMENT. The Company plans to execute an integrated corporate development strategy aimed at establishing the Company as a "one stock" way to play the emergence of industry leading internet companies. The Company intends to maintain a long- term position in each of its Portfolio Companies and to reflect the potential increase in the value of those portfolio company shares in the price of the Company's stock. The leverage of having long term capital appreciation in a portfolio of leading e-business companies is intended to provide investors in the Company with a compelling return on investment as the Company executes its long term strategic plan.

D.  E-COMMERCE OPPORTUNITIES GENERALLY

     1. GROWTH OF B2B AND B2C E-COMMERCE. The internet has seen explosive growth over the last two years as more and more people go online to conduct business and companies provide services to connect the internet buyers and sellers. Generally, the B2B segment involves the sale of goods and services between businesses while B2C involves the dissemination of information or sale of goods and service from businesses to consumers. In the first case, B2B has traditionally involved electronic data exchange over proprietary networks which are expensive and of limited availability. B2C e-commerce has historically been limited by limited consumer access to a centralized electronic system.

     As the internet has matured into a wide spread, stable electronic network, reliability, speed, and security have improved to the point where e-commerce is being facilitated on a wide scale basis. As more and more businesses and individuals are being connected to the internet, traditional B2B and B2C businesses are using the internet to conduct e-commerce and exchange information with customers, suppliers and distributors. In 1998, the B2C e-commerce topped $15 Billion with B2B e-commerce exceeding $43 Billion. Together, this e-commerce is expected to exceed $1.5 Trillion in 2003.

     2. INTERNET BUSINESS MODEL OPPORTUNITIES. We believe that this rapid expansion and deployment of the internet e-commerce will provide unique and dramatic business opportunities for new internet businesses based on innovative business models that take advantage of several fundamental trends.

     CENTRALIZED COMMUNITIES FOR WIDELY DISPERSED INDUSTRIES. Online website business portals now allow widely dispersed industries to come together to communicate, share ideas and match buyers, sellers and distributors in real time when the participants are in geographically disparate locations. Many industries that do not yet have the critical mass to physically congregate to conduct business, can now utilize the time, space and network offered by online business portals.

     EXPANDED REAL TIME ACCESS TO INFORMATION, GOODS AND SERVICES. Consumers now enjoy unlimited real time access to the world wide web. This allows consumers to access and download information, goods and services in a way that is fundamentally changing the way consumers collect information, purvey goods and conduct transactions.

     INCREASED EFFICIENCY AND REDUCED COSTS. Traditional business can now utilize the internet to automate their internal operations, including manufacturing, finance, sales and purchasing functions. The internet also increases information flow and access throughout an organization thus increasing business efficiency by reducing the time, costs and resources required to transact business, lowering inventory levels, and improving responsiveness to customers and suppliers.

     3. CHALLENGES FACING E-COMMERCE COMPANIES. While we believe there are numerous internet opportunities for emerging e-commerce, and a virtual flood of new e-commerce start- ups, there are a number of fundamental challenges that any new internet business must master in order to be a success.

     DEVELOPING A SUCCESSFUL BUSINESS MODEL. Simply put, any new e-commerce internet company must develop business models that eventually make money and provide a return- on- investment. Some companies have focused on gaining market share (page views) or revenues without regard to profitability. Other companies have been able to sustain this approach due, in large part, to the tremendous run up in their underlying stock prices as investors flock to scoop up the newest internet public offering. This high valuation has provided these companies with an internet currency that allows them to grow through the acquisition of other internet companies or to raise working capital by issuing new securities to the internet starved financial community. It also can provide early investors with a paper return-on- investment.

     However, the Company's management does not believe that this makes a sustainable successful business model. The Company believes that as the internet matures and begins to transact real business on a wide scale, each internet segment will consolidate, resulting in a few market leaders that have a sound business model to achieve sustained earnings. The mission of the Company is to find businesses in a leadership position within their market segment and to help them capitalize on their position by imple-menting a successful earnings business model.

     BUILDING A CORPORATE INFRASTRUCTURE. By definition, all internet companies are relatively new. Even industry leaders are often only a few years old. Accordingly, almost all new internet companies are in need of assistance in sales and marketing, executive recruiting, human resources, information technologies, and finance and business development assistance. These companies also require capital as significant resources may be required to build technological capabilities and internal operations.

     FINDING THE BEST PEOPLE. The single most important resource for any new company, whether internet or BAM, is the people that manage, operate and execute the business and strategy of the company. Therefore, the Company will look for companies that are led by entrepreneurs with the vision to guide a new business to its market space to satisfy its market demand. To facilitate the Company's success, the Company will augment management with professionals who have expertise in the applicable market, an understanding of the internet's capabilities, the ability to manage rapid growth and the flexibility to adapt to the changing internet market place. Such people are few and are highly sought after. To be successful, the venture must be able to attract and retain such people.

                         PORTFOLIO AND TARGET COMPANIES

A. TARGET COMPANY PROFILE. When evaluating a potential target company, the Company will consider a variety of factors, including the following.

          MARKET SEGMENT. Is the target company positioned in a market segment that can experience extraordinary growth or leverage?

          MARKET POSITION. Is the target company well positioned within the segment compared to competitors? Is the target company first in its space? Does the target company have some other market advantage?

          INDUSTRY LEADERSHIP. Does the target company have the products, services and skills necessary to become an industry leader in the market segment?

          PROPRIETARY   TECHNOLOGY.   Does  the  target  company   possess  some
     proprietary technology or other technical competitive edge?

          MANAGEMENT TEAM. Does the management team exhibit the traits or potential necessary to recognize and quickly exploit a market opportunity and focus the company to seize market share?

          BUSINESS MODEL. Does the company have, or is it open to, adopting a business model and strategy that will allow the target company to mature and eventually generate earnings per share that results in a return-on-investment?

          SIGNIFICANT OWNERSHIP. Is the management team open to having the Company participate with a significant equity position in their company and will they accept the Company's guidance in the company's strategic corporate development and operational support?

          NETWORK SYNERGY. Does the target company contribute to, or will it benefit from our portfolio of target companies under the Company's umbrella?

          NEED FOR CAPITAL. Does the target company have a need for working capital? Does the target company have an effective exit strategy or other plan for liquidity or return on investment for its shareholders?

B. THE COMPANY'S CONTRIBUTION. Once the Company identifies a company that meets the target company profile, the Company will attempt to obtain a significant equity interest in the company. As a condition to an acquisition, the Company will require representation on the company's board of directors to ensure our ability to provide guidance to the target company. The Company will structure the acquisition so that the target company's key management has a significant equity stake that will vest over time to ensure the highest possible chance for success.

     During our negotiations with the target companies, we emphasize our business model, the value of our portfolio of target companies, the value add of our Advisory board and executive management and our strategic goal of spinning out the target company in its own IPO. Once we make an acquisition, we will take an active role in the target company in a variety of ways, including:

     STRATEGIC GUIDANCE. We provide strategic guidance to our target companies regarding market positioning, business model development and market trends. In addition, we advise target company management on day-to-day management and operational issues.

     OPERATIONAL SUPPORT. New internet companies often have difficulty obtaining senior executive level guidance in the many areas of expertise successful companies need. We assist our target companies by providing access to seasoned executives and managers who help guide our target companies in sales and marketing, executive recruiting and human resources, information technology, finance and business development, and access to the skillsets of our strategic partner companies.

C.  INITIAL PORTFOLIO & TARGET COMPANIES

     The Company and its portfolio companies intend to provide the infrastructure to support these SQCS transactions, the websites to promote user specific goods and services and the industrial and strategic relationships to create new on-line niche market opportunities. The Company's initial portfolio and target companies are:

              GEEWHIZ.COM, INC. - Fiber Optic Illuminated Promotions Products and Drinking Glasses. GeeWhiz.com, Inc. brings together widely distributed vendors, suppliers and purchasers of corporate promotional products to offer custom designed, logo illuminated glasses for corporate and industry promotions. The company plans to expand to a wide line of fiber optic illuminated gifts and souvenirs. GeeWhiz.com, Inc. has created a promotional products super website that is unique because it brings together the widely dispersed manufacturers, sellers and buyers of specialty promotional products. The merger between the Company and GeeWhiz.com, Inc. is explained in detail above.

              GROCERYCOUPONS.COM, INC. - User Selected Grocery Coupons From Website Distributor. GroceryCoupons.com, Inc. ("GCC") allows shoppers to select specific grocery coupons from its website at a steep discount for use at local grocery outlets. For example, $50 of coupons can be purchased for as little as $9.95, with the user enjoying the benefit of being able to choose specific product coupons. The Company plans to leverage this model to create "Coupons.com," a web site that will offer an unlimited variety of specific niche product coupons. The Company and GGC have agreed in principal to the terms of a business combination that they expect to complete in the first quarter of 2000.

                                  RISK FACTORS

A.   RISKS RELATING TO THE COMPANY

     NEW BUSINESS VENTURE; LACK OF OPERATING HISTORY. The Company has a very limited prior operating history upon which investors may evaluate the Company's performance. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses, and the competitive environment in which the Company will operate. The Company only completed the Merger (as defined below) in January, 2000. Future revenues and profits, if any, will depend on various factors, including, but not limited to the ability of the Company to identify and close investments in promising e-commerce companies.

     SUBSTANTIAL COMPETITION; BETTER FINANCED COMPETITORS. The business of developing, acquiring and capitalizing early stage internet B2B and B2C e-businesses and assisting BAM companies to transition to e-commerce is highly competitive. The Company's competitors include existing internet holding companies that have a longer operational history, existing portfolios of
e-commerce companies, substantially greater financial resources, and an established market for their publicly traded securities. While the Company plans to acquire, develop and capitalize target companies and to spin such companies out through initial public offerings, the market for IPO's is extremely competitive. The Company faces competition from venture capital companies, investment banks, internet holding companies, and large capitalization industry companies with captive investment and venture divisions. There is no assurance that the Company will be successful in finding suitable target companies, that such companies will want to be acquired by the Company, or that if acquisitions are completed, that the Company will be able to spin out target companies through IPO's.

     MANAGEMENT. The Company currently has two officers. The Company recognizes that, in order to successfully implement its business plan, it will need to recruit, supervise and compensate a variety of senior professionals, including, among others, a Chief Financial Officer and a Vice President- Corporate Development. The Company's efforts to recruit talented individuals to serve in such capacities are taking place in an extremely competitive job market. No assurances can be given that the Company will be successful in recruiting a full array of senior managers within the time frames established by the Board of Directors. The Company's failure to recruit a full slate of officers within such time frame will result in a delay by the Company in achieving the goals in its business plan.

     CUMULATIVE LOSS. The Company's financial statements are reported on a consolidated basis, reflecting the assets, liabilities, revenue, profits and losses of the companies that were merged into the Company. The Company itself did not actively conduct business prior to January, 2000, and so has no independent profits or assets to report. The companies that were merged into the Company largely have been engaged in product research and design, market research and the development of manufacturing and marketing systems.
Historically, those companies operated at a loss. As a result, the Company reports a cumulative loss through operations from its inception to date. There can be no assurances that the proceeds of current sales will be sufficient to support profitable operations on the part of the Company.

     CONTROL BY EXISTING MANAGEMENT. The present officers and directors of the Company will beneficially own approximately 37% of the shares of Common Stock of the Company that are issued and outstanding or reserved to be issued under existing options, convertible debt instruments and other agreements. Accordingly, they have the ability to control the election of all of the Company's directors and significantly influence most corporate actions.

     DIRECTORS AND OFFICERS LIABILITY LIMITED. The Company's Articles of Incorporation provide that directors and officers of the Company may not be held liable to the Company or its stockholders for monetary damages except upon breach of a director's or officer's fiduciary duty.

     DEPENDENCE UPON KEY PERSONNEL. The Company's success is heavily dependent upon the continued active participation of its current executive officers. Loss of the services of one of these executives could have a material adverse effect upon the development of the Company's business. The Company does not currently have "key-man" life insurance on any of its executive personnel. There can be no assurance that the Company will be able to recruit or retain other qualified personnel should it be necessary to do so.

     LIQUIDITY/NEED FOR ADDITIONAL FINANCING. As an early stage operating company, the Company frequently experiences liquidity problems that are typical of similarly sized companies. The Company intends to solicit additional investments in order to continue its operations as planned. Although the Company will aggressively and actively seek additional "follow-on" investment, there is no assurance that the Company will receive follow-on investment or that the Company will have sufficient funds to conduct its operations as planned. The inability of the Company to attract follow-on investment may significantly curtail the Company's operations and have a significant impact on the Company's ability to achieve its strategic goals.

     SHARES AVAILABLE FOR RESALE. A large portion of the Company's currently outstanding Common Stock is held by officers and directors of the Company, or by certain related persons. These shares have not been registered under the Securities Act, and are "restricted securities" under Rule 144 of the Securities Act. In general, under Rule 144, a person (or persons who agree to act in concert) who owns "restricted securities" or who is an "affiliate" of the Company, after holding such securities for a period of two years, will be able to sell within any three-month period an amount of shares equal to the greater of (i) 1 % of the number of outstanding shares of common stock of the Company, or (ii) the average weekly reported trading volume of the shares of Common Stock for the four weeks preceding such sale. A person who is not an affiliate for three months prior to the sale may, after holding "restricted securities" for three years, sell such securities without being subject to the foregoing volume limitation. Sales of a substantial number of such shares of the Company's common stock pursuant to Rule 144 could have an adverse effect on the market for or market price of the Company's common stock should such public market develop.

     NO DIVIDENDS ANTICIPATED. The Company has not paid any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. In this regard, the Company intends to retain earnings for the foreseeable future for use in the operation and expansion of its business.

     DIFFICULTY IN TARGETING ACQUISITIONS. The Company's success depends upon the ability of its managers to identify and close the acquisition of equity interests in e-commerce related companies that compliment the Company's overall strategy and business plan. No assurances can be given that the Company will be able to identify e-commerce related companies that are complimentary and interested in completing transactions with the Company. Even if such prospects are successfully identified, any number of factors could preclude successful completion of transactions, including the failure to agree on terms, incompatibility of management teams, competitive bids from other e- commerce investment companies, lack of capital to complete the transactions, or unwillingness on the part of the prospects. If the Company cannot acquire substantial equity interests in attractive e- commerce companies, the Company's strategy to build a network of internet companies and to spin out IPO's may not be successful.

     DEPENDENCE UPON PERFORMANCE OF TARGET COMPANIES. Economic, competitive, governmental, industry and internal factors outside the control of the Company will affect the performance of each of the target companies in which the Company acquires an interest. If the target companies do not succeed, the value of the Company's assets and price of the Company's stock on the public markets could decline. Moreover, once target companies are successfully spun out into IPO's, fluctuations in their respective market prices will affect the price of the Company's stock.

     BETTER FINANCED, MORE ESTABLISHED COMPETITION. The Company's general model of acquiring equity interests in e-commerce companies, establishing collaborative partner company networks, spinning out portfolio companies in IPO's and increasing the asset value of the parent and the parent's stock price is a common model within the internet related industries. A number of companies that have previously employed the model are extremely well financed and have a track record of success. The current climate for identifying and closing on the acquisition of attractive e-commerce related companies is extremely competitive as a result of the activities of these competitors. No assurances can be given that the Company will be able to succeed in targeting and acquiring attractive e- commerce companies in such a competitive market.

     COMPANY STOCK VALUATION. The Company's business model is based on the acquisition of target companies, their growth, and return on investment via IPO's of target companies. Accordingly, the Company's revenues and operating results will vary from quarter to quarter depending on the performance of the target companies and the results, if any, of IPO's of target companies. Thus, the Company believes that period to period comparisons of operating results will be largely meaningless. Further, the Company's operating results themselves will not fit traditional metrics used by institutional financial analysts in determining valuations and stock prices. Thus, the value of the Company's stock and the price that the stock trades at will be subject to wide fluctuations based on, among other things, the perceived condition of the internet sector in general, the expectations of analysts and others, and the market for IPO's of B2B and B2C companies. Adverse changes in any of these factors will almost certainly have a negative effect on the price of the Company's stock.

     INDUSTRY STOCK VALUATION. The current stock valuations for many of the Company's competitors in the internet investment industry are extremely high, and far beyond the values that would be dictated by traditional stock valuation methodologies. While the Company's management believes that this stock pricing environment will have beneficial short term effects for the Company, prospective investors should note that any widespread deflation of the stock values in this industry segment could have an extremely adverse affect on the value of the Company's stock. The Company's management can not presume to predict when, how or if widespread changes in the accepted pricing models for internet investment companies might occur and, if they occur, how the Company's ability to do business might be impacted as a result.

     STOCK NOT TRADING. Although the Company is a public company by virtue of having registered its initial offering of securities under the Securities Act, the Company did not conduct active operations prior to December 31, 1999.

     NO MARKET MAKERS. Because the Company has not obtained authorization to commence trading of its Common Stock, the Company has not been able to reach agreements with NASD broker/dealers who will act as market makers in the Company's Common Stock. The Company reasonably expects, based on expressions of interest from a number of NASD broker/dealers, that it will have prompt success in reaching agreements with market makers once authorization to commence trading has been obtained. However, the Company can not give assurances that it will not encounter delays in reaching agreements with market makers for the Common Stock and, if such delays are encountered, the value of the Shares offered herein and the liquidity of the investment will be affected.

B.  RISKS RELATING TO PARTNER COMPANIES

     DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS; NO ASSURANCE OF ENFORCEABILITY. The success of certain of the target companies may depend in part on their ability to obtain and maintain patent, trademark and copyright protection for their intellectual property, to preserve their trade secrets and to operate without infringing the proprietary rights of third parties. The Company cannot give assurances that, in each instance, the target companies will be successful in completely protecting their intellectual property. Further, in the event that another party infringes upon the patents, copyrights or trademarks of the partner companies or their trade secret rights, the enforcement of such rights can be a lengthy and costly process, with no guarantee of success. Also, other parties may be issued patents, copyrights or trademarks that restrict the partner companies from pursuing initiatives or selling products that are fundamental to their business plans, or that require licenses and the payment of royalties by the partner companies. Finally, although to date no claims have been brought against the Company or any of its partner companies alleging that their technology or products infringe upon the intellectual property rights of others, there can be no assurance that such claims will not be brought in the future, or that any such claims will not be successful. If such a claim were successful, the Company's business, asset value or stock value could be materially adversely affected.

     COMPETITION. Competition for internet products and services is intense. As the market for B2B and B2C e-commerce grows, that competition will intensify. Barriers to entering e-commerce are minimal. The partner companies must compete with other internet companies for a share of business internet purchasing resources, consumer internet purchases, dollars spent on internet consulting and dollars spent on attracting and sticking consumer page views to vertical business portals. If the partner companies are not successful in this competition, their stock prices and asset values obviously will be impacted in a negative way. Many of the partner companies will compete with older, more established companies that have greater brand recognition and greater financial, marketing and management resources. As a result, the target companies may be at a disadvantage in responding to their competitors' pricing strategies, technological innovations, advertising campaigns and other initiatives.

     DEVELOPMENT OF THE E-COMMERCE MARKET. All of the partner companies will rely on the internet of the success of their businesses. The development of e-commerce on the internet is in the earliest, developmental stages. Widespread commercial use of the internet could be delayed or even completely discouraged by a number of factors, including, but not limited to, insufficient infrastructure to support high transaction volume, security issues, and governmental regulation and/or taxation. If the internet does not become generally accepted as a main line media for the conduct of routine business transactions, the partner companies will not be successful in their businesses.

     PARTNER COMPANY COMPUTER AND COMMUNICATION RESOURCES. Obviously, the ability of the partner companies to conduct business on the internet will depend on their ability to develop reliable, uninterrupted computer and telecommunications technology. Any system disruptions that cause a partner company's web site to go off line, even for a limited period of time, will result in the loss of users and a reduction in the attractiveness of the site for third party content providers.

     CUSTOMER LOYALTY. Success for the partner companies will depend upon their ability to deliver compelling content to the targeted users of their web sites to attract business. If the partner companies are not able to develop internet content that attracts a loyal user base, their revenue and profitability will be impaired. Users of the internet can navigate freely and quickly among a variety of web sites, most of which offer original content. As a result, the partner companies may have difficulty developing distinctive content for their web sites that attracts and holds the attention of their customers.

     WEBSITE AND URL ISSUES. The availability of URL domain names, the registration of same and the protection of them once they are registered is, at the present time, an imprecise area. The ability of the partner companies to obtain the domain names that best promote their businesses is subject to conflicts with the operators of existing web sites, conflicts with speculators who have registered large numbers of names betting on their future relevance, and conflicts with the trademarks of other competing companies. The relationship between the regulations governing the use of domain names on the internet and the laws protecting trademarks is not clear, and not likely to become clear in the near future. No assurances can be given that the partner companies will be universally successful in obtaining and protecting the domain names that they need to conduct their business activities.

     UNRELIABLE REVENUE. Partner companies often will embrace a strategy that places a premium on being the first in category or first in the internet space. Such a strategy will mean that the primary thrust of the business in the early stages will be to log the highest number of unique hits rather than generating revenue. Therefore, partner companies pursuing this "first- in- time" strategy may not generate revenue or may be in a negative cash flow position for an extended period of time. As a consequence, the Company may be forced to support the partner companies operations financially, which will negatively impact the Company's cash flow and profitability.

C.  RISKS RELATING TO THE INTERNET INDUSTRY

     SECURITY ISSUES. Many prospective users of the internet have valid concerns regarding the security of their online transactions and the vulnerability of confidential information transmitted over the internet. To the extent that any of the partner companies, are engaged in online transactions, the success of their businesses will depend on their ability to meet their customers' expectations for security. No assurances can be given that each partner company will be able to successfully accomplish this fundamentally important issue.

     TECHNOLOGICAL INNOVATION. The markets in which the partner companies will operate are characterized by rapid technological change, frequent new product and service introductions, and constantly evolving industry standards. Significant, unanticipated and expenses technological change could render the partner companies' web site technology, products or services obsolete or render them less competitive in the market place. If the partner companies are unable or unwilling to respond to rapid technological change in a cost-effective way, the partner companies' financial condition and operating results may be adversely affected.

     GOVERNMENT REGULATION/TAXATION. As of the date of this memorandum, there are relatively few laws and regulations governing how business is done on the internet. However, as the internet grows in usage, it seems inevitable that new laws and regulations will be enacted. Likely subjects for legislation are collection, ownership and use of data collected on the internet, privacy, security, pricing, content, taxation of internet transactions, copyrights, gambling, and distribution of goods and services. There can be no assurances that the course of regulation of the internet will not have a significant negative impact on the partner companies.

ITEM 2. PROPERTIES

     The Company's principal executive offices are located in Houston, Texas at 9601 West Sam Houston Highway South, Bldg. 100, Houston, Texas, 77049. The Company's telephone number is 713-596-9308, the fax number is 713-771-7536 and the website address is the IVGcorp.com. The Company also maintains offices in Silicon Valley, California at 2982 Scott Blvd., Santa Clara, CA. 95054 and in Tampa, Florida, at 3816 W Lindberg Ave, Ste. 408, Tampa, Florida, 33624.


ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters have been submitted to a vote of security holders in the past year.

                                     PART II

ITEM 5. MARKET COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The outstanding securities of the Company were not traded in any quotation medium maintained by members of the National Association of Securities Dealers, Inc. during the years 1999 and 1998.

                                COMMON STOCK                       COMMON STOCK
1999                            BID HIGH                           BID LOW

--------------------------------------------------------------------------------

1st Quarter                     $       0                          $       0
2nd Quarter                     $       0                          $       0
3rd Quarter                     $       0                          $       0
4th Quarter                     $       0                          $       0


                                COMMON STOCK                       COMMON STOCK
1998                            BID HIGH                           BID LOW

-------------------------------------------------------------------------------

1st Quarter                     $       0                          $       0
2nd Quarter                     $       0                          $       0
3rd Quarter                     $       0                          $       0
4th Quarter                     $       0                          $       0

     Since the closing of the Company's Initial Public Offering the Company's shares traded over the counter by market makers for a period in 1989 - 90. Share prices have not been quoted since then. Quotations, when made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. As of February 25, 2000, there are approximately 437 stockholders holding shares in their name and an unknown number of shareholders whose shares were held in the name of securities broker/dealers.

     No dividends have been declared or paid by the Company and presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

     During fiscal year 1999, the Company continued to be a development stage entity and had no sales or revenues.

LIQUIDITY AND CAPITAL ASSETS.
----------------------------

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

     The Company's cash and cash on deposit position was $6,006 at December 31, 1999. The Company anticipates it may obtain additional equity capital through the placement of shares of capital stock on a private basis to suitable and sophisticated investors to fund any further operations. No assurance can be given that further resources will be accessible to the Company on favorable terms or at all.

RESULTS OF OPERATIONS - DECEMBER 31, 1999 AS COMPARED TO 1998

     Expenses during 1999 consisted of accounting expenses and miscellaneous. The Company anticipates operating costs will continue during the next fiscal year due to acquisition investigation costs and company maintenance expenses. As of December 31, 1999, the Company has no material commitments for capital expenditures.

     The  Company  has   started  operations   through  GeeWhiz.com,  Inc.,  its
subsidiary, and has $461,257 in assets, and no income.

     In 1999 the Company incurred a total of $562,618 in operating expenses and in 1998 had incurred $550,289 in operating expenses. The company had revenue in 1999 of $464,740 and revenue in 1998 of $328,480.

     The Company lost ($279,181) on operations expense in 1999 as opposed to a loss of ($389,183) on operations in 1998.

RESULTS OF OPERATIONS - DECEMBER 31, 1998 AS COMPARED TO 1997

     In 1998 the company incurred a total of $550,289 in operating expenses and in 1997 had incurred $2,742 in operating expenses. The company had revenue in 1998 of $328,480 and revenue in 1997 of $251,359.

     The Company lost ($354,908) on operations expense in 1998 as opposed to a loss of ($2,742) on operations in 1997.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.


     See attached Financial Statements F-1 through F-12



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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

NAME                        AGE                       POSITION HELD
--------------------------------------------------------------------------------
Elorian Landers             51                        President/CEO/Director

Eden Kim                    44                        Chairman/Director

Eduardo Orlliac             42                        Director

Thomas L. McCrimmon         56                        Director
                                                      (Resigned as an officer)

Bertram E. Cutler           73                        Vice President/Secretary
                                                      Director(resigned 2/10/00)


     ELORIAN LANDERS (AGE 51), Serving as President and CEO, Mr. Landers was the founding principal of GeeWhiz.com, Inc. Mr. Landers has primary responsibility for the day-to-day management of the Company's affairs. Mr. Landers will focus on the acquisition of Portfolio Companies and the formation of strategic business alliances. Mr. Landers brings to the Company many years of specific expertise in corporate development and finance.

     Mr. Landers has successfully orchestrated the early stage capitalization and corporate development of several public companies. Mr. Landers has also previously served as Vice President of Marketing for Watermark Corporation, a startup company involved in several segments of the water industry, including a chain of retail water centers. He has extensive advertising agency experience and expertise. Mr. Landers was a founder and partner of South Coast Venture Group, which funded several technology based companies.

     Mr. Landers holds a B.A. in Advertising from Art Center College in Pasadena, California. He also attended Texas A & M University studying Architecture.

     EDEN KIM (age 44), Serving as Chairman of the Board and Managing Director. Mr. Kim will be responsible for the long term strategic positioning of the Company and the development of business models for Portfolio Companies. Mr. Kim has specific expertise in strategic corporate development, technology development, strategic alliances and corporate partnering.

     Mr. Kim has been the President and Chairman of Swan Magnetics, Inc., a disk drive high technology company in the Silicon Valley, since 1992. He was also one of the founders of the Company and served previously as President from 1984 to 1986. Mr. Kim's management duties at the Company included directing the Company's business development as well as establishing and maintaining Swan's key strategic alliances. Under Mr. Kim's guidance, Swan raised over $30 Million in equity financing and established strategic working relationships with world class high technology companies including Hewlett Packard Co., SEGA Enterprises Co., Ltd., Mitsubishi Chemical Co., Ltd., Emtec Magnetics GmbH, JTS Corporation, CSK Venture Capital and others.

     Mr. Kim has founded several high technology companies in the hard disk drive industry and other companies in the water purification industry. He has led successful research and development programs and product introductions. Mr. Kim has experience in acquiring companies through stock, debt and cash transactions. In addition, Mr. Kim has established distribution channels in the Asian Pacific Rim and has orchestrated corporate mergers and acquisitions. Mr. Kim is an attorney and a member of the California State Bar Association.

     EDUARDO ORLLIAC, age 42, serves as a member of the Board of Directors. Mr. Orlliac is the founder and Chief Executive Officer of T-Shirts Interamerica, a Panamanian company involved in screen printing and manufacturing of garments, promotional products and gift/souvenirs internationally. Mr. Orlliac also is a founder and director of Zetta CentroAmerica y Caribe (1985 to date), a color separation and large image reproduction company and Multimedia Live, Inc. (1998 to date) which is an internet service provider in the United States and Latin America.

     THOMAS L. MCCRIMMON (age 54) former President, Treasurer and Director. Mr. McCrimmon has served the Company since its inception in March, 1987. He currently holds the position of Director. Mr. McCrimmon has been involved in merger and acquisition work, management consulting to private and public companies from 1976 through 1983 as the founder and owner of Bay Business Consultants a business brokerage and consulting firm. Mr. McCrimmon has been the President and founder of Florida Hi-Tech Capital, Inc., Tampa Florida a privately held financial management consulting firm since 1984 to present. From 1988 - April 2, 1990 Mr. McCrimmon was President of Paragon Acquisitions Group, Inc. a public company which acquired 100% interest in Sun Up Foods, Inc., Benton, Kentucky a processor of citrus juice concentrate for resale to dairies nationwide. Mr. McCrimmon was President (1988 - March, 1991) of Baystar Capital, Inc. a public shell company which merged with American Clinical Laboratories, Tampa, FL.

     BERTRAM E. CUTLER (age 73) was Vice President, Secretary and Director until his resignation on February 10, 2000. Mr. Cutler has served the Company since March 1987. Mr. Cutler devotes as much time as necessary to the business of the Company and assists Mr. McCrimmon in the day to day operations of the Company, ongoing negotiations with regard to proposed mergers and other management matters. Mr. Cutler is a licensed insurance agent and from 1985 to present has served as President of C.D.R.I., Inc. a firm specializing in marketing programs of the securities and insurance industries. Previously, Mr. Cutler was co-founder and a consultant to Career Development Corporation, an executive search firm with offices in Atlanta and Washington, D.C. (1972-1985).


                           ADVISORY BOARD OF DIRECTORS

     The Company has instituted an Advisory Board of Directors intended to provide the Company with access to special expertise in the technical areas relevant to e-commerce. Members of the Advisory Board as of the date of this Memorandum are:

     THOMAS G. GRUENERT. An attorney, Mr. Gruenert is a founding partner of the Gibson-Gruenert, L.L.P. law firm, with offices in Houston and Lafayette, Louisiana. Mr. Gruenert obtained his Juris Doctor decree in 1983 from the Washington and Lee University School Of Law. Mr. Gruenert's practice is focused on corporate and securities work for private and public technology and e-commerce companies.

     In consideration of their services as Advisory Directors, the Company has awarded each of the members of the Advisory Board of Directors an option to purchase 50,000 shares of the Company's Common Stock.

     Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

     Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company shareholders and hold office until their death, or until they shall resign or have been removed from office.


ITEM 10.  EXECUTIVE COMPENSATION.

     Elorian Landers, President,  received a salary of $210,000 in 1999 and Eden
Kim, Chairman, received a salary of $200,000 in 1999. There is no provision for any additional benefits or additional bonuses, however, bonuses may be granted to any or all officers at the discretion of the Board of Directors. Although
Directors do not receive compensation for their services as Directors as such, Directors may be reimbursed for expenses incurred in attending Board meetings.

     The following table sets forth information regarding compensation to be paid to the Company's CEO and the other executive officers of the Company who will receive in excess of $50,000 of salary and bonus from the Company during the year ending December 31, 2000:

                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                                 Annual Compensation                            Awards
Name and              Year         Salary ($)         Bonus      Other Annual         Restricted       Securities
Principal                                              ($)       Compensation         Stock            Underlying
Position                                                         ($)                  Award(s)         Options/SARS
                                                                                      ($)              (#)
====================  ========== ===============  =============  ===================  ===============  ====================
Thomas                1997       0                0              0                    0                0
McCrimmon,            ---------- ---------------  -------------  -------------------  ---------------  --------------------
(Resigned President)  1998       0                0              0                    0                0
                      ---------- ---------------  -------------  -------------------  ---------------  --------------------
                      1999       0                0              0                    0                0
                      ========== ===============  =============  ===================  ===============  ====================

Bertram E.            1997       0                0              0                    0                0
Cutler,               ---------- ---------------  -------------  -------------------  ---------------  --------------------
(Resigned Secretary)  1998       0                0              0                    0                0
                      ---------- ---------------  -------------  -------------------  ---------------  --------------------
                      1999       0                0              0                    0                0
                      ========== ===============  =============  ===================  ===============  ====================

Elorian               1997       0                0              0                    0                0
Landers, President/   ---------- ---------------  -------------  -------------------  ---------------  --------------------
CEO                   1998       0                0              0                    0                0
                      ---------- ---------------  -------------  -------------------  ---------------  --------------------
                      1999       $210,000         0              0                    0                0
                      ========== ===============  =============  ===================  ===============  ====================

Eden Kim,             1997       0                0              0                    0                0
Chairman              ---------- ---------------  -------------  -------------------  ---------------  --------------------
                      1998       0                0              0                    0                0
                      ---------- ---------------  -------------  -------------------  ---------------  --------------------
                      1999       $200,000         0              0                    0                0
                      ========== ===============  =============  ===================  ===============  ====================


                                       19

     Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

     Long Term Incentive Plans - Awards in Last Fiscal Year (None)

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

            (Except for compensation of officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                          Cash Compensation                                 Security Grants
Name                             Annual            Meeting            Consulting         Number        Number of
                                 Retainer          Fees ($)           Fees/Other         of            Securities
                                 Fees ($)                             Fees ($)           Shares        Underlying
                                                                                         (#)           Options/SARS (#)
-----------------------------------------------------------------------------------------------------------------------
A. Director                      0                 0                  0                  0             0
Elorian Landers

B. Director                      0                 0                  0                  0             0
Eden Kim

C. Director                      0                 0                  0                  0             0
Eduardo Orlliac

D. Director                      0                 0                  0                  0             0
Thomas McCrimmon

E.  Director                     0                 0                  0                  0             0
Bertram E. Cutler
(resigned)

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND OTHERS.

     The following tabulates holdings of Common Shares of the Strategic Ventures, Inc. as of the date of this Report, held of record by all Directors, Officers and Shareholders holding 5% or more of the outstanding shares individually and as a group.

NAME AND ADDRESS                        AMOUNT OF BENEFICIAL    PERCENT OF CLASS
OF BENEFICIAL OWNER                     OWNERSHIP

--------------------------------------------------------------------------------

Elorian Landers, President & Director    8,797,783              29%
9601 W. Sam Houston Pkwy S. #100
Houston, TX 77049

Eden Kim, Chairman & Director            2,658,195               8.7%
10715 Orline Ct.
Cupertino, CA  95014

Eduardo Orlliac, Director                  562,500               1.8%
9601 W. Sam Houston Pkwy S. #100
Houston, TX 77049

Thomas L. McCrimmon, Director            1,500,000               4.9%
3816 West Linebaugh #408
Tampa, FL  33624

Bertram Cutler (1) (resigned 2/10/00)      450,000               1.4%
3816 West Linebaugh #408
Tampa, FL  33624


All Officers and Directors              13,968,478               45.8%
as a Group (5 Persons)

(1) Includes 15,000 shares held by Mr. Cutler's children which Mr. Cutler has sole voting and investment power.

FAMILY RELATIONSHIPS

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

The Company believes that during the period from December 31, 1998 through December 31, 1999, there were no filing requirements applicable to its officers, directors and greater-than-ten-percent shareholders because the Company was not reporting and no filings were necessary.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company is in the process of completing a three part process that will result in the merger of GeeWhiz.com, Inc. with and into the Company, with the Company as the surviving entity. In the first step or this three part process, certain shareholders of GeeWhiz.com, Inc. acquired majority control of the Company through a share exchange undertaken pursuant to an Agreement and Plan of Reorganization dated to be effective January 31, 1999. In this share exchange, the Company exchanged approximately 23,905,374 shares of the Company's Common Stock for approximately 5,312,053 shares of GeeWhiz.com, Inc. Common Stock that were tendered by the participating shareholders. Through this step, the shareholders of GeeWhiz.com, Inc. obtained control of approximately 87 % of the issued and outstanding Common Stock of the Company.

         In the second step of the process, anticipated to occur during March, 2000, the Company and the remaining shareholders of GeeWhiz.com, Inc. will approve a Plan of Merger pursuant to which the companies will be merged, and the remaining GeeWhiz.com, Inc. shareholders will acquire the remaining 13% of the outstanding Common Stock of the Company not currently owned by former shareholders of GeeWhiz.com, Inc.

         Following  the  completion  of the  merger,  in the  third  step of the
process,   the  Company  will   incorporate  a  new,  wholly  owned   subsidiary
corporation, to hold the operating assets and intellectual property of GeeWhiz.com, Inc. Thereafter, GeeWhiz.com, Inc. will operate as an autonomous subsidiary, with the ultimate goal of becoming a public company through an initial public offering.


         The Company has issued  options to purchase the Company's  common stock to the following individuals, on the terms set forth below:
NAME                                NO. OF SHARES             PRICE                     EXPIRATION

----------------------------------------------------------------------------------------------------
Jeannie Anderson                            112,500           0.25                      12/31/03
Marvin Bein                                 225,000           0.50                      12/31/03
Jackson W. Belt                             112,500           0.50                      12/31/03
Calvin Brown                                90,000            0.50                      12/31/03
Dale Burchfield                             90,000            0.625                     12/31/03
Bridget Dalcour                             67,500            0.25                      12/31/03
Tom Gruenert                                225,000           0.625                     12/31/03
Mark Halverson                              90,000            0.625                     12/31/03
Ed Harris                                   112,500           0.50                      12/31/03
Michael Jones                                                 0.50                      12/31/03
Elorian Landers                                               0.50                      12/31/03
Joseph Lank                                                   0.625                     12/31/03
Charles Lobel                               135,000           1.00                      12/31/03
Charles Lobel                               90,000            1.00                      12/31/03
Charles Lobel                               67,500            1.00                      12/31/03
Earl Marshall (Inventory NT)                112,500           0.50                      12/31/03
Earl Marshall (Inventory NT)                112,500           0.50                      12/31/03
Earl Marshall (Inventory NT EXT)            108,000           0.625                     12/31/03
Mike Tate                                   27,000            0.50                      12/31/03
Mike Tate (Inventory NT)                    112,500           0.50                      12/31/03
Mike Tate (Inventory NT)                    112,500           0.50                      12/31/03
Mike Tate (Inventory NT EXT)                108,000           0.625                     12/31/03
Steven Wales                                1,153,125         0.33                      12/31/03
Rodney Watkins                              45,000            0.625                     12/31/03
Jack Wickman                                292,500           0.625                     12/31/03
Peter Wokoun                                337,500           0.625                     12/31/03
Felix Maduro                                562,500                                     12/31/03
Eduardo Orlliac                             562,500                                     12/31/03

                                     PART IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

1.      Financial Statements of the Registrant are included under Item 8 hereof.

2.      Financial Statement Schedules - None

3.      Exhibits:

EX #          DESCRIPTION                    LOCATION

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

27.1      Financial Data Schedules       EX 27.1

* Incorporated by reference to Registration Statement #33-19196A.

(b) Reports of Form 8-K. There were no reports on Form 8-K for the twelve month period ended December, 1999.

(c) Proxy Statements. There were no proxy statements or annual reports sent to stockholders during the period covered herein.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Houston, State of Texas on this 14th day of April, 2000.

                              Internet Venture Group, Inc.


                              by:/s/Elorian Landers
                              Elorian Landers, President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                               DATE

/s/Elorian Landers            President                           April 14, 2000
Elorian Landers               Chief Financial
                              Officer, Director

/s/Eden Kim                   Secretary, Director                 April 14, 2000
Eden Kim                      Chairman of the Board


/s/Thomas McCrimmon           Director                            April 14, 2000
Thomas McCrimmon


/s/Eduardo Orlliac            Director                            April 14, 2000
Eduardo Orlliac

                        Consolidated Financial Statements
                      For the Year Ended December 31, 1999

                          INTERNET VENTURE GROUP, INC.

                          Index to Financial Statements

Report of Independent Auditor's.........................................F-3

Balance Sheet.......................................................... F-4

Statement of Operations................................................ F-5

Statement of Changes in Stockholders' Deficit.......................... F-6

Statement of Cash Flows................................................ F-7

Notes to Financial Statements.................................. ........F-8-F-12

                          Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson, C.P.A.                             Telephone: (303) 796-0099
Member: A.I.C.P.A.                                     Fax: (303) 796-0137
Colorado Society of C.P.A.s


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Internet Venture Group, Inc.
Houston, TX

We have audited the accompanying consolidated balance sheet of Internet Venture Group, Inc. as of December 31, 1999, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Venture Group, Inc. at December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 8 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Michael Johnson & Co., LLC
Denver, Colorado
April 10, 2000

                                                INTERNET VENTURE GROUP, INC.
                                                 Consolidated Balance Sheet
                                                    December 31, 1999

ASSETS

CURRENT ASSETS:

     Cash                                                                                             $6,006
     Accounts Receivable - net                                                                        14,145
     Inventories                                                                                      79,588
                                                                                          -------------------
     Total Current Assets                                                                             99,739
                                                                                          -------------------

EQUIPMENT - NET                                                                                       59,546
                                                                                          -------------------

OTHER ASSETS - NET                                                                                   301,972
                                                                                          -------------------

TOTAL ASSETS                                                                                        $461,257
                                                                                          ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Accounts Payable - trade                                                                       $206,057
     Accrued Expenses                                                                                 35,370
     Notes Payable                                                                                   329,656
                                                                                          -------------------
     Total Current Liabilities                                                                       571,083
                                                                                          -------------------


STOCKHOLDERS' DEFICIT:

     Common Stock, Par Value $.0001, 100,000,000 shares
       authorized,  issued and outstanding
       - 30,298,500 shares                                                                             3,030

     Additional Paid-In Capital                                                                    1,961,059
     Retained Deficit                                                                             (2,073,915)
                                                                                          -------------------
     Total Stockholders' Deficit                                                                    (109,826)
                                                                                          -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                         $461,257
                                                                                          ===================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                      F-4

                                       INTERNET VENTURE GROUP, INC.
                                   Consolidated Statement of Operations
                                            December 31, 1999
REVENUES:

       Sales                                                                                      $402,422
       Other revenues                                                                               62,318
                                                                                          -----------------
         Total revenues                                                                            464,740
                                                                                          -----------------

COST OF GOODS SOLD:                                                                                181,303
                                                                                          -----------------

GROSS PROFIT                                                                                       283,437
                                                                                          -----------------


OPERATING EXPENSES:

       Sales and marketing                                                                          41,707
       General and adminstrative                                                                   520,911
                                                                                          -----------------
         Total Expenses                                                                            562,618
                                                                                          -----------------

NET (LOSS)                                                                                       ($279,181)
                                                                                          =================

Basic and diluted net loss per common share                                                         ($0.01)
                                                                                          =================

Weighted average number of common shares outstanding
  for basic and diluted net loss per common share                                                6,288,554
                                                                                          =================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                         INTERNET VENTURE GROUP, INC.
                                    Consolidated Statement of Cash Flows
                                             December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net (Loss)                                                                                     ($279,181)
         Adjustments to reconcile net loss to net cash
           used in operating activities:
           Depreciation                                                                                    21,473
           Amortization                                                                                    24,800
           Changes in Assets & Liabilities:
           Decrease in Accounts Receivable                                                                 12,232
           Decrease in Inventory                                                                            8,916
          (Decrease) in Accounts Payable                                                                  (48,113)
          (Decrease) in Accrued Expenses                                                                    5,304
                                                                                                  ----------------
Net Cash Used In Operating Activities                                                                    (254,569)
                                                                                                  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

         Purchase of equipment                                                                             (2,726)
                                                                                                  ----------------
Cash Flows Used in Investing Activities                                                                    (2,726)
                                                                                                  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from stock issuance                                                                     247,096
         Proceeds from notes payable                                                                      133,730
         Note principal payments                                                                         (117,525)
                                                                                                  ----------------
Cash Flows Provided by Financing Activities                                                               263,301
                                                                                                  ----------------

Net Increase in Cash and Cash Equivalents                                                                   6,006

Cash and Cash Equivalents - Beginning of Year                                                                   0
                                                                                                  ----------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                                                    $6,006
                                                                                                  ================


Supplemental Cash Flow Information:
         Interest Paid                                                                                     $3,562
                                                                                                  ================
         Income Taxes Paid                                                                                     $0
                                                                                                  ================

Supplemental schedule of noncash financing activities:
         Acquisition of subsidiary:
           Assets acquired                                                                               $461,257
           Liabilities assumed                                                                            571,083
                                                                                                  ----------------
           Net equity effect of acquisition                                                             ($109,826)


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                    INTERNET VENTURE GROUP, INC.
                          Consolidated Statement of Stockholder's Equity
                                       December 31, 1999
                                                                           ADDITIONAL              RETAINED                TOTAL
                                             COMMON STOCK                     PAID-IN              EARNINGS            STOCKHOLDERS'
                                        SHARES             AMOUNT             CAPITAL              (DEFICIT)                EQUITY
-------------------------    -------------------    ------------   --------------------   ---------------------    -----------------
BALANCE - DECEMBER 31, 1998           4,000,000            $400               $316,625               ($317,025)                  $0

Acqusition of subsidiary             26,298,500           2,630              1,644,434              (1,477,709)             169,355

Net Loss for year                             0               0                   0.00                (279,181)            (279,181)
                             -------------------    ------------   --------------------   ---------------------    -----------------

BALANCE - DECEMBER 31, 1999          30,298,500          $3,030             $1,961,059             ($2,073,915)           ($109,826)
                             ===================    ============   ====================   =====================    =================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                       F-7

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1999

NOTE 1 - ORGANIZATION AND PRESENTATION:

       Strategic Ventures, Inc. (the Company) was incorporated in the state of Florida on March 19, 1987. The Company, at the shareholders' meeting on October 18, 1999, completed its name change to Internet Venture Group, Inc.

       Effective  December  31,  1999,  the  Company  acquired  all  issued  and outstanding shares of GeeWhiz.Com, Inc. (a Texas corporation) for 26,298,500 shares of the Company's stock by the purchase method. Accordingly, the Company's consolidated financial statements as of and for the year ended December 31, 1999 reflect the consolidation of all its operations on a consolidated basis. All significant intercompany transactions for the year have been eliminated to arrive at the "Consolidated" financial statements. The impact of the acquisition was not material in relation to the Company's results of operations.

       The Company primary business operations are the development, acquisition, marketing and distribution of proprietary products as specialty products and items for the worldwide gift, and novelty and souvenir industries.

       The Company fiscal year end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       These financial statements are presented on the accrual method of accounting in accordance with generally accepted accounting principles. Significant principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below:

       REVENUE RECOGNITION

       Product Sales are sales of on-line products and specialty items. Revenue is recognized at the time of sale. Account Receivable are written off when deemed uncollectable.

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

       PROPERTY AND EQUIPMENT

       Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives:

                  Manufacturing Equipment            5 years
                  Furniture & Equipment              5 years

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         INCOME TAXES:

         The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

         USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

         INVENTORIES

         Inventories are stated at cost, which is not in excess of market determined using the first-in, first-out (FIFO) method. Finished products comprise all of the Company inventories.

         PATENTS, TRADEMARKS, AND LICENSES

         The Company capitalizes certain legal costs and acquisition costs related to patents, trademarks, and licenses. Accumulated costs are amortized over the lesser of the legal lives or the estimated economic lives of the proprietary rights, generally seven to ten years, using the straight-line method and commencing at the time the patents are issued, trademarks are registered or the license is acquired.

         NET EARNING (LOSS) PER SHARE

         Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, EARNINGS PER SHARE. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of cash, accounts receivable, accounts payable and accrued expenses ae considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The carrying amount of the notes payable and long-term debt are reasonable estimates of fair value as the loans bear interest based on market rates currently available for debt with similar terms.

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1999

NOTE 2 - PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                  Manufacturing Equipment                              $105,513
                  FURNITURE & EQUIPMENT                                  29,208
                                                                        --------
                       Total                                            134,721
                  LESS: ACCUMULATED DEPRECIATION                       ( 75,175)
                                                                       ---------
                                                                       $ 59,546

         Depreciation expense for 1999 was $21,473.

NOTE 3 -OTHER ASSETS:

         Other assets consist of the following:

                  Patents                                              $320,106
                  Licensing Agreement                                    31,250
                  Trademarks                                             11,398
                  Deposits                                               15,360
                  ORGANIZATION COSTS                                      2,500
                                                                      ---------
                       Total                                            380,614
                  LESS: AMORTIZATION EXPENSE                           ( 78,642)
                                                                       ---------
                                                                       $301,972

         Amortization expense for 1999 was $24,800.

NOTE 4 - NOTES PAYABLE:

         Following is a summary of notes payable at December 31, 1999:

                                                                                        AMOUNT

         Borrowings  against a $30,000 line of credit agreement with a financial institution  collateralized  by a general security  agreement  covering substantially all assets of the Company. The note bears interest at two points above the bank's prime rate (8.25% at December  31,  1999).  The note is payable on demand;  however, if no demand is made it matures on
         February 2001.                                                                   $ 22,985

         Note payable to a financial institution, payable on demand; however, if no demand is made, payable in monthly  installments of $425,  including interest at 9.75%,  through  February  2001.  Certain  equipment  and a personal guaranty by the Company's officers
         collateralize the note.                                                             5,628

         Note payable to an individual shareholder, interest at 7%, payable in
         full - March 2000.                                                                  4,000

         Note payable to an individual shareholder, interest at 8%,payable
         in full - April 2000.                                                             201,043

         Note payable to an individual shareholder, interest at 10.5%, payable
         in full - June 2000.                                                               96,000
                                                                                          ---------
                                                                                          $329,656

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1999

NOTE 5 - INCOME TAXES

       There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets

            Net operating loss carryforwards                  $2,073,915
            VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS       (2,073,915)
                                                              ----------
         NET DEFERRED TAX ASSETS                              $        -
                                                              ==========

       Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 1999, the Company had net operating loss carryforwards of approximately $2,073,915 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2003. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         In December 1997, the Company entered into a five-year operating lease commencing December 1997 for office and warehouse space located in Houston, Texas. Future minimum lease commitments for all building lease approximate the following for each of the five years ending December 31, 2004., and thereafter: 2000 - $75,943; 2001 -$78,386; 2002
         -$73,907; and none thereafter. Rent expense for the year ended December 31, 1999 was $73,296.

NOTE 7 - STOCK OPTIONS:

         The Company has granted options to purchase shares of common stock to employees, directors, consultants, and investors at prices not less than 100% of the fair market value, as determined by the Board of Directors, at date of grant. Options generally become exercisable ratably over a five-year period, commencing one year from the date of grant and have a maximum term of five years. A summary of the Company's stock options is presented below:

                                                                Weighted-Average
                                              Number              Exercise Price
                                             of Shares                 per Share
                                             ---------          ----------------
         Granted.....................        719,000                  $.58
         Exercised...................              0                   .00
         CANCELED...................               0                   .00

         Balance , December 31, 1998...      719,000                   .58
         Granted....................         510,000                   .68
         Exercised...............                  0                   .00
         CANCELED..................          (65,000)                  .63
                                           ----------                -----
         BALANCE, DECEMBER 31, 1999....... 1,164,150                  $.62
                                           ==========                =====

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1999

NOTE 7 - STOCK OPTIONS:CONTINUED

         The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of four (4) years, expected volatility of 87%, and a dividend yield of 0.%

NOTE 8 - GOING CONCERN:

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained a substantial operation loss this year. As shown in the financial statements, the Company incurred a net loss of $279,181 for 1999. At December 31, 1999, current liabilities exceed current assets by $471,344. These factors indicate substantial doubt about the Company's ability to continue as a going concern. The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtain such financing, or that it will attain positive cash flow from operations.