Form 10QSB
period 1997-03-31
INTERNET VENTURE GROUP INC
filed 2000-05-22
CIK 826674

SECURITIES AND EXCHANGE COMMISSION

                                     Washington, DC 20549

                                          FORM 10QSB


                         Quarterly Report under Section 13 or 15(d) of
                              the Securities Exchange Act of 1934


For Quarter Ended                           Commission File Number
-----------------                           ----------------------
March 31, 1997                              33-19196-A


                                   STRATEGIC VENTURES, INC.
                                   ------------------------
                    (Exact name of registrant as specified in its charter)


                      Florida                  59-2919648
                      -------                  ----------
        (State of incorporation)        (I.R.S. Employer
                                                   Identification No.)

                   3816 West Linebaugh Avenue, Ste 408, Tampa, Florida 33624
                   ---------------------------------------------------------
                   (Address of principal executive offices)       (Zip Code)

               Registrant's telephone number, including area code: 813-960-0557
                                                                   ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                    Yes ____    No   X
                                                    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         4,000,000 as of March 31, 1997

                            STRATEGIC VENTURES, INC.
                          (A Development Stage Company)


                                         BALANCE SHEET
                                          (unaudited)

                                       Three Months Ending     Year Ending
                                          March 31,  1997      December 31,1996


Current Assets:

Cash and cash equivalents                             $0                      $0

Prepaid expenses                                      $0                      $0

Total current assets                                  $0                      $0
                                                 --------               --------


TOTAL ASSETS                                          $0                      $0
                                                 ========               ========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable, related parties                 $2,504                  $2,504

Total current liabilities                          2,504                   2,504
                                                 --------               --------


Stockholder's equity:

Common stock, $0.0001 stated value Authorized        400                     400
100,000,000 shares Issued and outstanding
4,000,000 shares issued at March 31, 1997 and December 31, 1996

Preferred stock, no par value, 100,000,000 shares authorized, no shares outstanding

Contributed capital                              307,894                 307,894

Retained Earnings (deficit)                    (310,798)               (310,798)
                                                --------                --------
Total Stockholders' equity                      $(2,504)                $(2,504)
                                                --------                --------


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $(0)                    $(0)
                                                ========                ========

    The accompanying notes are an integral part of the financial statements.




                                   STRATEGIC VENTURES, INC.
                                 (A Development Stage Company)


                                    STATEMENT OF OPERATIONS
                                          (unaudited)



                                    Three Months Ending March        Three Months Ending March
                                                     31, 1997                         31, 1996

Revenue & interest                                         $0                               $0

Professional fees                                          $0                               $0

Expenses, general and                                      $0                               $0
administrative

Rent & Office                                              $0                               $0
                                                         -----                            -----
Travel                                                     $0                               $0
                                                         =====                            =====
Net income (loss) for period                               (0)                              $0
                                                         =====                            =====
Net income (loss) per share                               $(0)                              $0
                                                         =====                            =====
Weighted average number of                          4,000,000                        4,000,000
common shares



    The accompanying notes are an integral part of the financial statements.
                                       F-2



                                   STRATEGIC VENTURES, INC.
                                 (A Development Stage Company)


                                    STATEMENT OF CASH FLOWS
                                          (unaudited)


                                                     Three Months Ending          Three Months Ending
                                                     March 31, 1997               March 31, 1996
                                                     --------------               --------------

Cash flows from operating
activities:

Net income (loss)                                          $0                           $0



Adjustments to reconcile net income
(loss) to net cash provided (used)
by operating activities:

Amortization                                               $0                           $0

Rent                                                       $0                           $0

Changes in:

Prepaid expenses                                           $0                          $0

Accounts payable                                           $0                           $0

Accounts payable - related parties                         $0                           $0
                                                         -----                        -----


Cash provided (used) by operating                          $0                           $0
activities                                               =====                        =====



Cash at beginning of period                                $0                           $0
                                                         =====                        =====
Cash at end of period                                      $0                           $0
                                                         =====                        =====



    The accompanying notes are an integral part of the financial statements.
                                       F-3

                            STRATEGIC VENTURES, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

      These financials have been prepared by management and are unaudited.

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

NOTE 2 PUBLIC OFFERING

The Company offered 250 units to the public at an offering price of $1,000 per unit. Each unit consisted of 10,000 shares of the Company's common stock, and 10,000 warrants, each entitling the warrant holder to purchase one share of the Company's common stock at $0.50 each, and a U.S. Treasury- backed Zero Coupon Obligation. Each U.S. Treasury-backed Zero Coupon Obligation will be purchased from the offering proceeds at an estimated cost of $200 by the underwriter of the proposed public offering, in the name of the unit holder. The offering was on a best efforts basis and resulted in the issuance of 1,090,000 common shares.

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

COMMON STOCK

The Company has authorized 100,000,000 shares of common stock at $0.0001 par value. There are 4,000,000 shares of common stock issued and outstanding as of March1 31, 1997.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company has experienced no expenses for the three month period in 1997 and 1996. The Company had no revenues for the period in 1997 or 1996. The Company had no profit or loss for the period in 1997 or 1996. The Company will continue to have no income and losses until income can be achieved. While the company is seeking capital sources for investment; there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash capital at the end of the period and no assets. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were made for the period for which this report is filed.

                            STRATEGIC VENTURES, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    STRATEGIC VENTURES, INC.



Date: January 15, 2000                /s/Thomas McCrimmon
                                    --------------------
                                       Thomas McCrimmon, President