Form 10QSB
period 1997-09-30
INTERNET VENTURE GROUP INC
filed 2000-05-22
CIK 826674

SECURITIES AND EXCHANGE COMMISSION

                                     Washington, DC 20549

                                          FORM 10QSB


                         Quarterly Report under Section 13 or 15(d) of
                              the Securities Exchange Act of 1934


For Quarter Ended                           Commission File Number
-----------------                           ----------------------

September 30, 1997                                 33-19196


                                   STRATEGIC  VENTURES, INC.
                                   -------------------------
                    (Exact name of registrant as specified in its charter)


               Florida                      59-2919648
               -------                      ----------
        (State of incorporation)            (I.R.S. Employer
                                            Identification No.)

                   3816 West Linebaugh Avenue, Ste 408, Tampa, Florida 33624
                   ---------------------------------------------------------
                   (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code: (813) 960-0557


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                    Yes ___   No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       4,000,000 common shares as of September 30, 1997



Part I:  FINANCIAL INFORMATION



                                   STRATEGIC VENTURES, INC.
                                 (A Development Stage Company)
                                        BALANCE SHEETS
               UNAUDITED BALANCE SHEET FOR THE PERIOD ENDED SEPTEMPBER 30, 1997


ASSETS

                                                    September 30,             December 31, 1996
                                                    1997

TOTAL ASSETS                                        $                      0  $                     0
                                                    ------------------------- ------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                    $                  2,504  $                 2,504
                                                    ------------------------- ------------------------
Total Current Liabilities                           $                  2,504  $                 2,504

Total Liabilities                                   $                  2,504  $                 2,504

Stockholders' Equity

Common stock $.0001 par value; 100,000,000 shares
authorized;                                                              400                      400
4,000,000 issued at September 30,1997
and 4,000,000 issued at December 31, 1996           $                307,894  $               307,894
Paid in capital                                                            -                        -
Retained Earnings (Deficit)                         $               (310,798) $              (310,798)
                                                    ------------------------- ------------------------
Total Stockholders' Equity                                           (2,504)                  (2,504)
                                                    ------------------------- ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $                     0   $                    0
                                                    ========================= ========================

    The accompanying notes are an integral part of the financial statements.
                                       F-1

                                     SEE ACCOMPANYING NOTE
                                   STRATEGIC VENTURES, INC.
                                 (A Development Stage Company)
                               UNAUDITED STATEMENT OF OPERATIONS
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,




                                       1997                           1996
                                       ----                           ----
REVENUES
Operating Revenues                             0                              0
                                       ---------                      ---------
TOTAL REVENUES                                 0                              0
                                       =========                      =========
COST OF GOODS SOLD                             0                              0
Cost of Sales                                  0                              0
                                       ---------                      ---------
TOTAL COST OF GOODS SOLD                       0                              0
                                       =========                      =========
OPERATING COSTS                                0                              0
TOTAL OPERATING COSTS                          0                              0
                                       =========                      =========
NET INCOME (LOSS)                              0                              0
Net Loss per Share                         (0.00)                             0
Weighted Average Common Shares         4,000,000                      4,000,000
                                       ---------                      ---------

    The accompanying notes are an integral part of the financial statements.
                                       F-2

                            STRATEGIC VENTURES, INC.
                          (A Development Stage Company)
                        UNAUDITED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                        1997             1996
                                                        ----             ----

  CASH FOWS FROM OPERATING ACTIVITIES
 Net Loss                                                $0               $0

 Adjustments to reconcile net loss to
  Cash used in operating activities:
 Depreciation
 Loss on China Investment
 (Increase) Decrease in current assets
 Increase (Decrease) in current liabilities
 (Increase) Decrease in other assets

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

COMMONSTOCK

The Company has authorized 100,000,000 shares of common stock at $0.0001 par value. There are 4,000,000 shares of common stock issued and outstanding as of September 30, 1997.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD IN 1997 COMPARED TO THE SAME PERIOD IN 1996

The Company had no operations in the period in 1997 or in 1996.

The Company had no expenses for the three-month period in 1997 or 1996. The Company had no profit or loss for the period I 1997 or 1996. The Company may have losses until income can be achieved. While the Company is seeking capital sources for investment: there is no assurance that sources can be found.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE SAME PERIOD IN 1996

For the nine-month period in 1997 or 1996, the Company incurred no expenses or income. The profit or loss for the period in 1997 and 1996 was none.

LIQUIDITY AND CAPITAL RESOURCES

The Company had nominal cash capital at the end of the period. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

                                  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          Reports on Form 8-K were made for the period for which this report is filed as follows:

                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 15, 2000



                                    STRATEGIC VENTURES, INC.



                                    /s/Thomas McCrimmion
                                    --------------------
                                    Thomas McCrimmon, President