Form 10QSB
period 1998-03-31
INTERNET VENTURE GROUP INC
filed 2000-05-23
CIK 826674

SECURITIES AND EXCHANGE COMMISSION

                                     Washington, DC 20549

                                          FORM 10QSB


                         Quarterly Report under Section 13 or 15(d) of
                              the Securities Exchange Act of 1934


For Quarter Ended                           Commission File Number
-----------------                           ----------------------
March 31, 1998                              33-19196-A


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

                         4,000,000 as of March 31, 1998

                            STRATEGIC VENTURES, INC.
                          (A Development Stage Company)


                                         BALANCE SHEET
                                          (unaudited)

                                       Three Months Ending     Year Ending
                                          March 31,  1998      December 31,1997


Current Assets:

Cash and cash equivalents                             $0                      $0

Prepaid expenses                                      $0                      $0

Total current assets                                  $0                      $0
                                                 --------               --------


TOTAL ASSETS                                          $0                      $0
                                                 ========               ========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable, related parties                $ 2,220                 $2,220

Total current liabilities                          2,220                  2,220
                                                 --------               --------


Stockholder's equity:

Common stock, $0.0001 stated value Authorized        400                     400
100,000,000 shares Issued and outstanding
4,000,000 shares issued at March 31, 1998 and December 31, 1997

Preferred stock, no par value, 100,000,000 shares authorized, no shares outstanding

Contributed capital                              310,920                 310,920

Retained Earnings (deficit)                    (313,540)               (313,540)
                                                --------                --------
Total Stockholders' equity                      $  2,220                $  2,220
                                                --------                --------


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $      0                    $  0
                                                ========                ========

    The accompanying notes are an integral part of the financial statements.




                                   STRATEGIC VENTURES, INC.
                                 (A Development Stage Company)


                                    STATEMENT OF OPERATIONS
                                          (unaudited)



                                    Three Months Ending March        Three Months Ending March
                                                     31, 1998                         31, 1997

Revenue & interest                                         $0                               $0

Professional fees                                          $0                               $0

Expenses, general and                                      $0                               $0
administrative

Rent & Office                                              $0                               $0
                                                         -----                            -----
Travel                                                     $0                               $0
                                                         =====                            =====
Net income (loss) for period                               (0)                              $0
                                                         =====                            =====
Net income (loss) per share                               $(0)                              $0
                                                         =====                            =====
Weighted average number of                          4,000,000                        4,000,000
common shares



    The accompanying notes are an integral part of the financial statements.
                                       F-2



                                   STRATEGIC VENTURES, INC.
                                 (A Development Stage Company)


                                    STATEMENT OF CASH FLOWS
                                          (unaudited)


                                                     Three Months Ending          Three Months Ending
                                                     March 31, 1998               March 31, 1997
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

COMMON STOCK

The Company has authorized 100,000,000 shares of common stock at $0.0001 par value. There are 4,000,000 shares of common stock issued and outstanding as of March 31, 1998.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company has experienced no expenses for the three month period in 1998 and 1997. The Company had no revenues for the period in 1998 or 1997. The Company had no profit or loss for the period in 1998 or 1997. The Company will continue to have no income and losses until income can be achieved. While the company is seeking capital sources for investment; there is no assurance that sources can be found.

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