Form 10QSB
period 1998-06-30
INTERNET VENTURE GROUP INC
filed 2000-05-23
CIK 826674

SECURITIES AND EXCHANGE COMMISSION

                                     Washington, DC 20549

                                          FORM 10QSB


                         Quarterly Report under Section 13 or 15(d) of
                              the Securities Exchange Act of 1934



For Quarter Ended                           Commission File Number
-----------------                           ----------------------
June 30, 1998                               33-19196



                                   STRATEGIC VENTURES, INC.
                                   ------------------------
                    (Exact name of registrant as specified in its charter)


                      Florida                 59-2919648
                      -------                 ----------
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

                          4,000,000 as of June 30, 1998



Part I: FINANCIAL INFORMATION



                                   STRATEGIC VENTURES, INC.
                                 (A Development Stage Company)
                                        BALANCE SHEETS
                  UNAUDITED BALANCE SHEET FOR THE PERIOD ENDED JUNE 30, 1998


ASSETS
                                                    June 30, 1998             December 31, 1997
                                                    -------- ----             -----------------

TOTAL ASSETS                                        $                      0  $                     0
                                                    ------------------------- ------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                    $                  2,220  $                 2,220
                                                    ------------------------- ------------------------
Total Current Liabilities                           $                  2,220  $                 2,220

Total Liabilities                                   $                  2,220  $                 2,220

Stockholders' Equity
Common stock $.0001 par value; 100,000,000 shares
authorized;                                                             400                       400
4,000,000 issued at June 30,1998
and 4,000,000 issued at December 31, 1997           $                310,920  $               310,920
Paid in capital                                                            -                        -
Retained Earnings (Deficit)                         $                313,540 $                313,540
                                                    ------------------------- ------------------------
Total Stockholders' Equity                                            (2,220)                  (2,220)
                                                    ------------------------- ------------------------

TOTAL LIABILITIES STOCKHOLDERS' EQUITY              $                      0  $                     0
                                                    ========================= ========================

                   The accompanying notes are an integral part of the financial statements.
                                                      F-1

                                   STRATEGIC VENTURES, INC.
                                 (A Development Stage Company)
                               UNAUDITED STATEMENT OF OPERATIONS
                               FOR THE SIX MONTHS ENDED JUNE 30,




                                       1998                           1997
                                       ----                           ----
REVENUES
Operating Revenues                            0                              0
TOTAL REVENUES                                0                              0

COST OF GOODS SOLD                            0                              0
Cost of Sales                                 0                              0
TOTAL COST OF GOODS SOLD                      0                              0

OPERATING COSTS                               0                              0
TOTAL OPERATING COSTS                         0                              0

NET INCOME (LOSS)                             0                              0
Net Loss per Share                       (0.00)                              0
Weighted Average Common Shares         4,000,000                      4,000,000


    The accompanying notes are an integral part of the financial statements.
                                       F-2



                            STRATEGIC VENTURES, INC.
                          (A Development Stage Company)
                        UNAUDITED STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,


                                                               1998             1997
                                                               ----             ----
CASH FOWS FROM OPERATING ACTIVITIES
Net Loss                                                       $0               $0

Adjustments to reconcile net loss to
Cash used in operating activities:                              0                0
Depreciation                                                    0                0
Loss on China Investment                                        0                0
(Increase) Decrease in current assets                           0                0
Increase (Decrease) in current liabilities                      0                0
(Increase) Decrease in other assets                             0                0
                                                                -               --

NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                                                     $0               $0

CASH FLOWS FROM INVESTING ACTIVITIES                            0                0
(Purchase) Sale of property and equipment                       0                0
Increase (Decrease) in notes payable                            0                0
Capital received                                                0                0
NET CASH FLOWS FROM INVESTING ACTIVITIES                       $0               $0
                                                               --               --

NET INCREASE (DECREASE) IN CASH                                $0               $0

CASH AT BEGINNING OF PERIOD                                    $0               $0

CASH AT END OF PERIOD                                          $0               $0
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

COMMONSTOCK

The Company has authorized 100,000,000 shares of common stock at $0.0001 par value. There are 4,000,000 shares of common stock issued and outstanding as of June 30, 1998.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998

The Company had no expenses of for the six-month period ended June 30, 1998. The Company had no revenues for the period in 1998 or 1997. The Company had no profit or loss of for the period in 1998 or 1997. The Company losses will continue until adequate business income can be achieved. While the company is seeking capital sources for investment and business; there is no assurance that such can be found.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998

The Company had no revenues in the second quarter period in 1998 nor any revenues in the same period in 1997. The Company incurred no expenses in the quarter in 1998 or 1997. The Company had no profit or loss in the quarter in 1998 or 1997. The Company anticipates that the losses will continue for the foreseeable future until the Company develops or acquires business which generates sufficient revenues to at least cover expenses. Of course, there is no assurance that such an event will occur.

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