Form 10QSB
period 1998-09-30
INTERNET VENTURE GROUP INC
filed 2000-05-23
CIK 826674

SECURITIES AND EXCHANGE COMMISSION

                                     Washington, DC 20549

                                          FORM 10QSB


                         Quarterly Report under Section 13 or 15(d) of
                              the Securities Exchange Act of 1934


For Quarter Ended                           Commission File Number
-----------------                           ----------------------

September 30, 1998                                 33-19196


                                   STRATEGIC  VENTURES, INC.
                                   -------------------------
                    (Exact name of registrant as specified in its charter)


               Florida                      59-2919648
               -------                      ----------
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

                       4,000,000 common shares as of September 30, 1998



Part I:  FINANCIAL INFORMATION



                                   STRATEGIC VENTURES, INC.
                                 (A Development Stage Company)
                                        BALANCE SHEETS
               UNAUDITED BALANCE SHEET FOR THE PERIOD ENDED SEPTEMPBER 30, 1998


ASSETS

                                                    September 30,             December 31, 1997
                                                    1998

TOTAL ASSETS                                        $                      0  $                     0
                                                    ------------------------- ------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                    $                  2,220  $                 2,220
                                                    ------------------------- ------------------------
Total Current Liabilities                           $                  2,220  $                 2,220

Total Liabilities                                   $                  2,220  $                 2,220

Stockholders' Equity

Common stock $.0001 par value; 100,000,000 shares
authorized;                                                              400                      400
4,000,000 issued at September 30,1998
and 4,000,000 issued at December 31, 1997           $                310,920  $               310,920
Paid in capital                                                            -                        -
Retained Earnings (Deficit)                         $               (313,540) $              (313,540)
                                                    ------------------------- ------------------------
Total Stockholders' Equity                                            (2,220)                  (2,220)
                                                    ------------------------- ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $                     0   $                    0
                                                    ========================= ========================

    The accompanying notes are an integral part of the financial statements.
                                       F-1

                                     SEE ACCOMPANYING NOTE
                                   STRATEGIC VENTURES, INC.
                                 (A Development Stage Company)
                               UNAUDITED STATEMENT OF OPERATIONS
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,




                                       1998                           1997
                                       ----                           ----
REVENUES
Operating Revenues                             0                              0
                                       ---------                      ---------
TOTAL REVENUES                                 0                              0
                                       =========                      =========
COST OF GOODS SOLD                             0                              0
Cost of Sales                                  0                              0
                                       ---------                      ---------
TOTAL COST OF GOODS SOLD                       0                              0
                                       =========                      =========
OPERATING COSTS                                0                              0
TOTAL OPERATING COSTS                          0                              0
                                       =========                      =========
NET INCOME (LOSS)                              0                              0
Net Loss per Share                         (0.00)                             0
Weighted Average Common Shares         4,000,000                      4,000,000
                                       ---------                      ---------

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

COMMONSTOCK

The Company has authorized 100,000,000 shares of common stock at $0.0001 par value. There are 4,000,000 shares of common stock issued and outstanding as of September 30, 1998.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD IN 1998 COMPARED TO THE SAME PERIOD IN 1997

The Company had no operations or revenues in the period in 1998 or in 1997.

The Company had no expenses for the three-month period in 1998 or 1997. The Company had no profit or loss for the period in 1998 or 1997. The Company may have losses until income can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE SAME PERIOD IN 1997

For the nine-month period in 1998 or 1997, the Company incurred no expenses nor had any income. The profit or loss for the period in 1998 and 1997 was none.

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