Form 10QSB
period 1999-06-30
INTERNET VENTURE GROUP INC
filed 2000-05-23
CIK 826674

SECURITIES AND EXCHANGE COMMISSION

                                     Washington, DC 20549

                                          FORM 10QSB


                         Quarterly Report under Section 13 or 15(d) of
                              the Securities Exchange Act of 1934



For Quarter Ended                           Commission File Number
-----------------                           ----------------------
June 30, 1999                               33-19196



                                   STRATEGIC VENTURES, INC.
                                   ------------------------
                    (Exact name of registrant as specified in its charter)


                      Florida                 59-2919648
                      -------                 ----------
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

                          4,000,000 as of June 30, 1999



Part I: FINANCIAL INFORMATION



                                   STRATEGIC VENTURES, INC.
                                 (A Development Stage Company)
                                        BALANCE SHEETS
                  UNAUDITED BALANCE SHEET FOR THE PERIOD ENDED JUNE 30, 1999


ASSETS
                                                    June 30, 1999             December 31, 1998
                                                    -------- ----             -----------------

TOTAL ASSETS                                        $                      0  $                     0
                                                    ------------------------- ------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                    $                      0  $                     0
                                                    ------------------------- ------------------------
Total Current Liabilities                           $                      0  $                     0

Total Liabilities                                   $                      0  $                     0

Stockholders' Equity
Common stock $.0001 par value; 100,000,000 shares
authorized;
4,000,000 issued at June 30,1999                                         400                      400
and 4,000,000 issued at December 31, 1998           $                316,625  $               316,625
Paid in capital                                                            -                        -
Retained Earnings (Deficit)                         $                317,025  $               317,025
                                                    ------------------------- ------------------------
Total Stockholders' Equity                                                 0                        0
                                                    ------------------------- ------------------------

TOTAL LIABILITIES STOCKHOLDERS' EQUITY              $                      0  $                     0
                                                    ========================= ========================

                   The accompanying notes are an integral part of the financial statements.
                                                      F-1

                                   STRATEGIC VENTURES, INC.
                                 (A Development Stage Company)
                               UNAUDITED STATEMENT OF OPERATIONS
                               FOR THE SIX MONTHS ENDED JUNE 30,




                                       1999                           1998
                                       ----                           ----
REVENUES
Operating Revenues                            0                              0
TOTAL REVENUES                                0                              0

COST OF GOODS SOLD                            0                              0
Cost of Sales                                 0                              0
TOTAL COST OF GOODS SOLD                      0                              0

OPERATING COSTS                               0                              0
TOTAL OPERATING COSTS                         0                              0

NET INCOME (LOSS)                             0                              0
Net Loss per Share                       (0.00)                              0
Weighted Average Common Shares         4,000,000                      4,000,000


    The accompanying notes are an integral part of the financial statements.
                                       F-2



                            STRATEGIC VENTURES, INC.
                          (A Development Stage Company)
                        UNAUDITED STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                               1999             1998
                                                               ----             ----

CASH FOWS FROM OPERATING ACTIVITIES
Net Loss                                                       $0               $0

Adjustments to reconcile net loss to
Cash used in operating activities:                              0                0
Depreciation                                                    0                0
(Increase) Decrease in current assets                           0                0
Increase (Decrease) in current liabilities                      0                0
(Increase) Decrease in other assets                             0                0
                                                                -               --

NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                                                     $0               $0

CASH FLOWS FROM INVESTING ACTIVITIES                            0                0
(Purchase) Sale of property and equipment                       0                0
Increase (Decrease) in notes payable                            0                0
Capital received                                                0                0
NET CASH FLOWS FROM INVESTING ACTIVITIES                       $0               $0
                                                               --               --

NET INCREASE (DECREASE) IN CASH                                $0               $0

CASH AT BEGINNING OF PERIOD                                    $0               $0

CASH AT END OF PERIOD                                          $0               $0
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

On December 31, 1998 the Company had $317,000 of accumulated loss carry forwards. In addition, the Company had deferred tax assets of approximately $117,000 as a result of the loss carryforwards, against which a valuation allowance of $117,000 has been recognized due to the uncertainty with respect to recoverability of the deferred tax asset. Due to the absence of operations, certain portions of the accumulated net operating loss may not be immediately deductible.

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

COMMONSTOCK

The Company has authorized 100,000,000 shares of common stock at $0.0001 par value. There are 4,000,000 shares of common stock issued and outstanding as of June 30, 1999.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999

The Company had no expenses of for the six-month period ended June 30, 1999. The Company had no revenues for the period in 1999 or 1998. The Company had no profit or loss of for the period in 1999 and in 1998. The Company losses will continue until adequate business income can be achieved. While the company is seeking capital sources for investment and business; there is no assurance that such can be found.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999

The Company had no revenues in the second quarter period in 1999 nor any revenues in the same period in 1998. The Company incurred no expenses in the quarter in 1999 or 1998. The Company had no profit or loss in the quarter in 1999 or 1998. The Company anticipates that the losses will continue for the foreseeable future until the Company develops or acquires business which generates sufficient revenues to at least cover expenses. Of course, there is no assurance that such an event will occur.

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