Form 10QSB
period 2000-03-31
INTERNET VENTURE GROUP INC
filed 2000-05-31
CIK 826674

SECURITIES AND EXCHANGE COMMISSION

                                     Washington, DC 20549

                                          FORM 10QSB


                         Quarterly Report under Section 13 or 15(d) of
                              the Securities Exchange Act of 1934


For Quarter Ended                           Commission File Number
-----------------                           ----------------------
March 31, 2000                              33-19196-A


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

      9601 WEST SAM HOUSTON PARKWAY SOUTH, BLDG. 100, HOUSTON, TEXAS 77049
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: (713) 596-9308
                                                             -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                    Yes _X___    No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         27,805,373 as of March 31, 2000

                            INTERNET VENTURE GROUP, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                   (unaudited)

                                       Three Months Ending     Year Ending
                                          March 31,  2000     December 31,1999


Current Assets:

     Checking/Savings                            $   (214.18)    $     6,006.00
     Accounts Receivable - Net                      3,732.86          14,145.00
     Inventory                                     73,905.78          79,588.00
                                                  ----------         -----------
     TOTAL Current Assets                          69,958.74          99,739.00

Fixed Assets

     Fixed Assets - Net                            55,546.80          59,546.00
                                                  ----------         -----------
     TOTAL Fixed Assets                            55,546.80          59,546.00

Other Asets

     Other Assets - Net                           295,973.00         301,972.00
                                                  ----------         -----------
     TOTAL Other Assets                           295,973.00         301,972.00

          TOTAL Assets                           $421,477.74         461,257.00
                                                  ==========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts Payable                            $215,292.16         206,057.00
     Other Payables                                60,415.13          35,370.00
     Notes Payable                                346,753.70         329,656.00
                                                  ----------         -----------
     TOTAL Current Liabilities                    622,460.99         571,083.00

Long-Term Liabilities

     Notes Payable                                         -                  -

     TOTAL Long-Term Liabilities                           -                  -
                                                  ----------         -----------

          TOTAL Liabilities                       622,460.99                  -

Equity

     Common Stock                                   3,030.00           3,030.00
     Additional Paid In Capital                 1,961,059.00       1,961,059.00
     RETAINED EARNINGS - PRIOR                 (2,073,915.00)     (2,073,915.00)
     Retained Earnings-Current Year               (81,157.25)                 -
                                                  -----------        -----------
     TOTAL Equity                                (190,983.25)       (109,826.00)
                                                  -----------        -----------
          TOTAL Liabilities and Equity           $421,477.74         $461,257.00
                                                  ===========        ===========

    The accompanying notes are an integral part of the financial statements.

                                   INTERNET VENTURE GROUP, INC.
                                 (A Development Stage Company)


                                    STATEMENT OF OPERATIONS
                                          (unaudited)



                                    Three Months Ending      Three Months Ending
                                    March 31, 2000           March 31, 1999
                                    --------------           --------------
Revenue

     Sales                         $84,195.66                $0
                                   -----------               -----------
     TOTAL Revenue                  84,195.66                 0

Cost of Sales

     Cost of Goods Sold             32,347.92                 0
                                   -----------               -----------
     TOTAL Cost of Sales            32,347.92                 0
                                   -----------               -----------
     Gross Profit                   51,847.00                 0

Operating Expenses

     Administrative & Overhead     131,777.51                 0
                                   -----------               -----------
     TOTAL Operating Expenses      131,777,51                 0
                                   -----------               -----------
       Net Income from Operations  (79,929.77)                0

Other Income & Expense

     Other Income/Expense           (1,227.48)                0
                                   -----------               -----------
TOTAL Other Income & Expense        (1,227.48)                0
                                   -----------               -----------
     Earnings before Income Tax    (81,157.25)                0
                                   -----------               -----------
     Net Income (Loss)            $(81,157.25)                0
                                   ===========               ===========
     Income (Loss) per share           $(.002)                0

Weighted Average shares
 Outstanding                    27,805,373.00                 4,000,000.00


    The accompanying notes are an integral part of the financial statements.
                                       F-2




                          INTERNET VENTURE GROUP, INC.
                      Consolidated Statement of Cash Flows
                      For the Quarter Ended March 31, 2000

                                                                                Three months ended
                                                                                March 31, 1999
                                                                                --------------

Cash Flows from Operating Activities
        Net Loss                                             $  (81,157)                $0
        Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation                                                 0                  0
         Amortization                                                 0                  0
         Changes in Asets & Liabilities:
         Decrease in Accounts Receivable                         17,878                  0
         Decrease in Inventory                                    5,682                  0
         (Increase) in Acounts Payable                            9,235                  0
         (Increase) in Accrued Expenses                          25,044                  0
                                                                --------                ---
Net Cash Used in Operating Activities                           (23,318)                 0
                                                                --------                ---
Cash Flows from Investing Activities
        Purchase of equipment                                          0                 0
                                                                --------                ---
Cash Flows Used in Investing Activities                                0                 0
                                                                --------                ---
Cash Flows from from Financing Activities
        Proceeds from stock issuance                                   0                 0
        Proceeds from notes payable                               17,098                 0
        Note principal payments                                        0                 0
                                                                --------                ---
Cash Flow Provided by Financing Activities                        17,098                 0
                                                                --------                ---
Net(Decrease) in Cash and Cash Equivalents                        (6,220)                0
Cash and Cash Equivalents - Beginning of Year                      6,006                 0
                                                                --------                ---
Cash and Cash Equivalents - End of Year                             (214)                0
                                                                =========               ===
Supplemental Cash Flow Information:
        Interest Paid                                              1,227                 0
                                                                =========               ===
        Income Taxes Paid                                              0                 0
                                                                =========               ===
Supplemental schedule of noncash financing activities:
        Acquisition of subsidiary:
         Assets acquired                                               0                 0
         Liabilities assumed                                           0                 0
                                                                ---------               ---
         Net equity efect of acquisition                               0                 0
                                                                =========               ====



    The accompanying notes are an integral part of the financial statements.
                                       F-3

                          INTERNET VENTURE GROUP, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31,2000 (Unaudited)

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

       These interim financial statements have been prepared by management and are not audited.

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

                  Manufacturing Equipment            5 years
                  Furniture & Equipment              5 years

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                           March 31, 2000 (Unaudited)

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

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                           March 31, 2000 (Unaudited)

NOTE 2 - PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                  Manufacturing Equipment                              $105,513
                  FURNITURE & EQUIPMENT                                  29,208
                                                                        --------
                       Total                                            134,721
                  LESS: ACCUMULATED DEPRECIATION                       ( 79,175)
                                                                       ---------
                                                                       $ 55,546

         Depreciation expense for 1999 was $21,473.

NOTE 3 -OTHER ASSETS:

         Other assets consist of the following:

                  Patents                                              $320,106
                  Licensing Agreement                                    31,250
                  Trademarks                                             11,398
                  Deposits                                               15,360
                  ORGANIZATION COSTS                                      2,500
                                                                      ---------
                       Total                                            380,614
                  LESS: AMORTIZATION EXPENSE                           ( 84,642)
                                                                       ---------
                                                                       $295,972

         Amortization expense for 1999 was $24,800.

NOTE 4 - NOTES PAYABLE:

         Following is a summary of notes payable at December 31, 1999:

                                                                                        AMOUNT
                                                                                        ------

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
                                                                                          ---------
                                                                                          $329,656

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                           March 31, 2000 (Unaudited)

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
                                           ==========                =====

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                           March 31, 2000 (Unaudited)

NOTE 7 - STOCK OPTIONS:CONTINUED

         The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of four (4) years, expected volatility of 87%, and a dividend yield of 0.%

NOTE 8 - GOING CONCERN:

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained a substantial operation loss . As shown in the financial statements, the Company incurred a net loss of $279,181 for 1999 and a losss of $81,157 for the quarter ended March 31, 2000. At March 31, 2000, current liabilities exceed current assets by $213,462. These factors indicate substantial doubt about the Company's ability to continue as a going concern. The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtain such financing, or that it will attain positive cash flow from operations. F-8

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company has experienced $131,777 expenses for the three month period in 2000 and none in 1999. The Company had revenues for the period in 2000 of $84,195 as a result of the acquisition of Gee Whiz.com and none in 1999. The Company had a loss of $81,157 for the period in 2000 and none in 1999 prior to the acquisition of Gee Whiz.com. The Company will continue to have losses until adequate income can be achieved to meet expenses. While the company is seeking capital sources for investment; there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a deficit in cash capital at the end of the period and current liabilities exceeded assets by $552,502. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

           INSERT

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Reports on Form 8-K were filed on:             April 17,2000

                                                          _____________________

                            INTERNET VENTURE GROUP, INC., INC., INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    INTERNET VENTURE GROUP, INC., INC., INC.



Date: May 31  , 2000                /s/Elorian Lauders
                                    --------------------
                                       Elorian Lauders, President