Form 10QSB
period 2000-06-30
INTERNET VENTURE GROUP INC
filed 2000-08-24
CIK 826674

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                           Commission File Number
-----------------                           ----------------------

June 30, 2000                                      33-19196-A


                          INTERNET VENTURE GROUP, INC.
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

                                Yes  X     No
                                   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  30,809,152 common shares as of June 30, 2000



Part I:  FINANCIAL INFORMATION



                          INTERNET VENTURE GROUP, INC.
                          (A Development Stage Company
                             UNAUDITED BALANCE SHEET

Assets                                                  Six Months Ending       Year Ending
                                                        June 30, 2000           December 31, 1999
                                                        -----------------       -----------------
  Current Assets                                        $216,397                $   6,006
  Accounts Receivable - Net                               11,922                   14,145
  Inventory                                               94,580                   79,588
  Related Party Receivables
                                                        -----------             ----------
TOTAL Current Assets                                     322,899                   99,739
                                                        ===========             ==========
Fixed Assets

  Fixed Assets - Net                                      57,180                   59,546
                                                        -----------             ----------
TOTAL Fixed Assets                                        57,180                   59,546
                                                        ===========             ==========

Other Assets

  Other Assets - Net                                     301,972                  301,972
                                                        -----------             ----------
  TOTAL Other Assets                                     301,972                  301,972
                                                        ===========             ==========

TOTAL Assets                                            $682,051                $ 461,257
                                                        ===========             ==========

Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                      $201,673                  206,057
  Other Payables                                          43,389                   35,370
  Note Payable                                                 -                  329,656
                                                        -----------             ----------
TOTAL Current Liabilities                                245,062                $ 571,083
                                                        ===========             ==========
Long-Term Liabilities

  Long Term Debt                                         400,608                        -
                                                        -----------             ----------
TOTAL Long-Term Liabilities                              400,608                        -
                                                        ===========             ==========

Stockholders' Equity

  Common Stock, Par Value $0.0001,
  100,000,000 shares authorized,
  30,809,152 issued at June 30,
  2000, and 4,000,000 issued at
  June 30, 1999                                            3,089                    3,030
  Paid-In Capital                                      2,335,859                1,961,059
  Retained Earnings (Deficit)                         (2,620,208)              (2,073,915)
                                                      --------------            ----------
Total Stockholders' Equity                                36,381                 (109,826)
                                                      --------------            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $682,051                $ 461,257
                                                      ==============            ==========


                          INTERNET VENTURE GROUP, INC.
                          (A Development Stage Company
                        Unaudited Statement of Operations
                         For Six Months Ended June 30,


                                                Six Months        Six Months
                                                ending June 30    Ending June 30
                                                2000              1999
                                                --------------    --------------

Revenues
  Sales                                         $ 177,405         $214,444
  Other & Settlement Income                             -           61,376
                                              -------------       ---------
TOTAL Revenue                                     177,405          275,818

Cost of Goods Sold

  Cost of Sales                                   152,061          141,378
                                                -------------     ---------
TOTAL Cost of Goods Sold                          152,061          141,378
                                                -------------     ---------
        Gross Profit                               25,344          134,440

Operating Expenses
  Administrative & Overhead                       570,410          214,171
                                                -------------     ---------
  TOTAL Operating Expenses                        540,410          214,171
                                                -------------     ---------
OTHER INCOME (EXPENSES)
  Interest Income                                                        -
  Interest Expense                                 (1,227)               -
                                                -------------     ---------
TOTAL OTHER INCOME (EXPENSE)                       (1,227)               -

NET INCOME (LOSS)                               $(546,293)        ($79,729)
                                                =============     =========

Net Loss per Share                                  (0.02)         ($.003)
Weighted Average Common Shares                  30,553,826      26,100,000

                          INTERNET VENTURE GROUP, INC.
                          (A Development Stage Company
                        Unaudited Statement of Operations
                         For Three Months Ended June 30,


                                       Three Months          Three Months
                                       Ending June 30        Ending June 30
                                       2000                  1999
                                       --------------        --------------

Revenues
  Sales                                 $ 93,209             $177,201
  Other & Settlement Income                    -                    -
                                        -----------          ---------
TOTAL Revenue                             93,209              177,201

Cost of Goods Sold

  Cost of Sales                          119,713              119,081
                                        ------------         ---------
TOTAL Cost of Goods Sold                 119,713              119,081
                                        ------------         ---------
        Gross Profit                     (26,504)              58,120

Operating Expenses
  Administrative & Overhead               438,632             108,736
                                        ------------         ---------
  TOTAL Operating Expenses                438,632             108,736
                                        ------------         ---------
OTHER INCOME (EXPENSES)
  Interest Income                                            $ (1,375)
  Interest Expense                              -                   -
                                        ------------         ---------
TOTAL OTHER INCOME (EXPENSE)                    -                   -

NET INCOME (LOSS)                       $(465,136)           $(49,241)
                                        ============         =========

Net Loss per Share                          (0.02)             ($.002)
Weighted Average Common Shares          30,553,826          26,100,000*

*  Adjusted for dividend



                          Internet Venture Group, Inc.
                          (A Development Stage Company)
                        UNAUDITED STATEMENT OF CASH FLOWS


                                               Six Months Ended June 30         Three Months Ended June 30
                                               2000             1999            2000            1999
                                               -------------    -------------   ------------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                       $ (546,293)       $(79,730)      $ (465,136)     $ (49,241)

Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation
Amortization

(Increase) Decrease in current assets             (12,769)         85,364          (28,863)       111,815
Increase (Decrease) in current liabilities       (326,021)        (74,981)         (30,645)      (107,787)
(Increase) Decrease in other assets                                 8,081           (5,999)         8,081
                                              ------------     --------------   ------------    -----------
NET CASH PROVIDED (USED) BY                      (885,083)        (61,266)        (530,643)       (37,132)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES

(Purchase) Sale of property and equipment           2,366           1,022              900          1,022
Increase (Decrease) in notes payable              550,608                          203,854
Capital received                                  542,500          64,914          542,500         36,110
                                              ------------     --------------   ------------    -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES        1,095,474          65,936          747,254         37,132

NET INCREASE (DECREASE) IN CASH                   210,391           4,670          216,611              0

CASH AT BEGINNING OF PERIOD                         6,006          (3,670)            (214)         1,000

CASH AT END OF PERIOD                            $216,397        $  1,000         $216,397      $   1,000
                                              ============      =============   ============    ===========



                          Internet Venture Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Period from December 31, 1998 to June 30, 2000

                                                                        Additional
                                      Common Stock                       Paid-In            Accumulated
                              Shares                Amount               Capital              Deficit           Total
                            ------------          -----------           ----------          ------------       -------
Balance - December 31, 1998   4,000,000                $ 400             $ 316,625             (317,025)                -

Acquisition of subsidiary    26,298,500                2,630             1,644,434           (1,477,709)        $ 169,355

Net Loss for year                     -                    -                     -             (279,181)         (279,181
                            ------------          -----------           -----------         ------------        ----------

Balance - December 31, 1999  30,298,500                3,030             1,961,059           (2,073,915)         (109,826)
                            ------------          -----------           -----------         ------------        ----------

Adjust shares in acquisition     89,402                    9                    (9)                                     -

Shares issued for services      300,000                   30               299,970                                300,000

Shares issued for cash          121,250                   12               242,488                                242,500

Shares issued for cash           75,000                    8               149,992                                150,000

Net Loss for six months                                                                        (546,293)         (546,293)
                            ------------          -----------           -----------         ------------        ----------

Balance - June 30, 2000      30,884,152              $ 3,089            $2,653,500          $(2,620,208)        $  36,381
                            ============          ===========           ===========         ============        ==========



                          INTERNET VENTURE GROUP, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2000 (Unaudited)

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

                  Manufacturing Equipment            5 years
                  Furniture & Equipment              5 years

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                            June 30, 2000 (Unaudited)

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

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                            June 30, 2000 (Unaudited)

NOTE 2 - PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                  Manufacturing Equipment
                  FURNITURE & EQUIPMENT



NOTE 3 -OTHER ASSETS:

         Other assets consist of the following:

                  Patents
                  Licensing Agreement
                  Trademarks
                  Deposits
                  ORGANIZATION COSTS

                       Total
                  LESS: AMORTIZATION EXPENSE


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
                                                                                          ---------
                                                                                          $329,656

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                            June 30, 2000 (Unaudited)

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

NOTE 7 - GOING CONCERN:

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operation losses for the period. At June 30, 2000, current liabilities exceed current assets by $28,665. These factors indicate substantial doubt about the Company's ability to continue as a going concern. The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtain such financing, or that it will attain positive cash flow from operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

The Company had revenues of $177,405 in the period in 2000 as compared to revenue of $214,444 in 1999. In 1999, $61,376 of the revenue was extraordinary in that it represented a settlement of a dispute. Sales in 1999 constituted $214,444 of the ordinary income. The cost of sales was $152,061 in 2000 and $141, 378 in 1999. Gross profit was $25,344 in 2000 and $73,066 in 1999, net of settlement income. Operating expenses were $540,410 in 2000 compared to $214,171 in 1999. The greatly increased operating costs were attributable to costs of the merger between Internet Venture Group, Inc. and GeeWhiz.com, Inc. and other acquisition negotiations. This trend of increased expenditure can be expected to continue as the Company seeks to expand its business and capital base through acquisitions.

The Company had a net loss of ($546,293)in 2000 and a net loss of ($79,729) in 1999 in the six month period. The loss per share (as adjusted) was ($.02) in 2000 and $.003) in 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

The Company had revenue of $93,209 in the period in 2000 compared to $117,200 in 1999. The cost of sales was $119,713 in 2000 compared to 4119,082 in 1999. The gross profit (loss) was ($26,504) in 2000 and $59,495 in 1999.

The Company incurred operating expenses of $438,632 in 2000 and $108,736 in 1999. The 400% increase in operating expenses was due to costs incurred in the merger of Internet Venture Group and GeeWhiz.com. The net loss was ($465,136) in 2000 and ($9,241) in 1999 in the quarter.

The loss per share was ($.02) in 2000 compared to ($.002) in 1999.

The Company expects that expenses will continue to significantly exceed revenues in future quarters as the Company expands through acquisitions of other businesses and companies.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a positive balance of $216,397 in it cash accounts at the end of the period. However, current liabilities exceeded cash by $28,665. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or to make private placements of stock.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          Reports on Form 8-K were made for the period for which this report is filed as follows: April 17, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 21, 2000

                                    INTERNET VENTURE GROUP



                                    /s/ Elorian Landers
                                    --------------------------
                                    Elorian Landers, President