Form 10KSB/A
period 1999-12-31
INTERNET VENTURE GROUP INC
filed 2000-09-20
CIK 826674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                  FORM 10-KSB/A

                               ------------------

(MARK ONE)
 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
---      OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD __________ TO __________

                        COMMISSION FILE NUMBER 33-19196-A

                          INTERNET VENTURE GROUP, INC.
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                            STRATEGIC VENTURES, INC.
                           (FORMER NAME OF REGISTRANT)

                FLORIDA                                   59-2919648
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification No.)

  9307 WEST SAM HOUSTON PARKWAY SOUTH
               BLDG. 100
             HOUSTON, TEXAS                                 77049
(Address of principal executive offices)                  (Zip Code)

         Issuer's telephone number, including area code: (713) 596-9308

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: NONE

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. Yes     No  X
                      ---    ---
         State issuer's revenues for its most recent fiscal year: $464,740.

         As of September 1, 2000, 31,059,152 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates on September 1, 2000 was approximately $59,134,675.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

              Transitional Small Business Disclosure Format: Yes     No  X
                                                                 ---    ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Internet Venture Group, Inc. (the "Company") is an Internet company focused on the acquisition, development and operation of companies engaged in business-to-business ("B2B") and business-to-consumer ("B2C") e-commerce, as well as e-commerce suitable brick-and-mortar ("BAM" or "click-and-mortar" ("CAM")) business activities.

         The Company's Internet business strategy is to acquire, develop and operate unique e-commerce and e-commerce suitable BAM companies that are leaders in their commercial niche by virtue of a compelling business model, technology and/or proprietary service. The Company plans to provide a value-added corporate structure that will enable its portfolio companies to quickly leverage their expertise and deploy their e-commerce strategy by utilizing the management, financial and corporate resources of the Company.

         The Company is a Florida corporation. Its principal executive offices are located at 9307 W. Sam Houston Parkway, Suite 100, Houston, Texas 77049, and its telephone number is (713) 596-9308. The Company's web site is www.ivgcorp.com.

         The following is an overview of the Company's business and investment considerations associated with ownership of the Company and includes information associated with the Company through the date of this Amendment.


E-COMMERCE MARKET OPPORTUNITY

         The Internet has seen explosive growth over the last two years as more and more people go on-line to conduct business and companies provide services to connect Internet buyers and sellers. Generally, the business-to-business ("B2B") segment involves the sale of goods and services between businesses while the business-to-consumer ("B2C") segment involves the dissemination of information or sale of goods and services from businesses to consumers. In the first case, B2B has traditionally involved electronic data interchange over proprietary networks, which are expensive, and of limited availability. B2C e-commerce has historically been limited by limited consumer access to a centralized electronic system.

         As the Internet has matured into a widespread, stable electronic network, reliability, speed, and security have improved to the point where e-commerce is being facilitated on a wide scale basis. As more and more businesses and individuals are being connected to the Internet, traditional brick and mortar B2B and B2C businesses are using the Internet to conduct e-commerce and exchange information with customers, suppliers and distributors. Such e-commerce suitable BAM businesses are sometimes referred to as "click-and-mortar" businesses. In 1998, according to IDC, B2C e-commerce topped $15 Billion. Forrester Research has reported that B2B e-commerce in 1998 exceeded $43 Billion and is expected to grow to over $1.3 Trillion by 2003.

         The Company believes that this rapid expansion and deployment of the Internet e-commerce will provide unique and dramatic business opportunities for new Internet businesses based on innovative business models that take advantage of several fundamental trends:

         o CENTRALIZED COMMUNITIES FOR WIDELY DISPERSED INDUSTRIES. On-line web site business portals now allow widely dispersed industries to come together to communicate, share ideas and match buyers, sellers and distributors in real time when the participants are in geographically disparate locations. Many industries that do not yet have the critical mass to physically congregate to conduct business, can now utilize the time, space and network offered by on-line business portals.

         o EXPANDED REAL TIME ACCESS TO INFORMATION, GOODS AND SERVICES. Consumers now enjoy unlimited real time access to the World Wide Web. This allows consumers to access and download information, goods and services in a way that is fundamentally changing the way consumers collect information, buy goods and conduct transactions.

         o INCREASED EFFICIENCY AND REDUCED COSTS. Traditional business can now utilize the Internet to automate their internal operations, including manufacturing, finance, sales and purchasing functions. The Internet also increases information flow and access throughout an organization, thus increasing business efficiency by reducing the time, costs and resources required to transact business, lowering inventory levels and improving responsiveness to customers and suppliers.


BUSINESS STRATEGY

         The Company plans to acquire B2B and B2C Internet e-commerce companies and e-commerce suitable BAM companies that management believes can become profitable market leaders in their e-commerce industry segment by virtue of a compelling business model, technology and/or proprietary service. The Company intends to focus on acquiring portfolio companies that are currently profitable or those with business models that identify what management believes to be a potentially profitable e-commerce strategy. The Company plans to help these portfolio companies accelerate the successful deployment of their e-commerce strategy by providing corporate and strategic development resources and financial support, and by leveraging the collective knowledge, experience, industry relationships and other resources of the Company's management, board of advisors, strategic corporate partners and portfolio companies. The Company intends to build value in its portfolio companies by helping them transition to a paperless, web-centric e-commerce business model and by leveraging their corporate assets through cross-marketing and affinity marketing programs with its other portfolio companies. The Company is creating strategic alliances with a variety of e-commerce technology enabling companies that can provide services to accelerate the deployment of a company's Internet strategy from web site design and construction and e-commerce software engine creation, to e-commerce strategic alliances and corporate and financial development.

         The Company intends to devote significant resources to the development of its subsidiaries and the acquisition of additional B2B, B2C and CAM businesses. Additionally, the Company intends to continue to evaluate new opportunities to further its investment in its Internet strategy and also to seek out opportunities to increase shareholder value through the sale of selected investments or having separate subsidiaries sell a minority interest to outsiders, either privately or by means of a spin-off initial public offering of one or more portfolio companies.

         Initially, the Company intends to focus on accumulating a significant revenue base in the Professional Employment Organization ("PEO"), or staff leasing, industry. PEO companies typically provide employee payroll, human resource and benefit services on an outsourced basis. Unlike temporary employment agencies, PEOs carry client companies' full-time employees on the PEO payroll and bill the client a surcharge each payroll period. Historically, this business model has resulted in high revenues and small profit margins for the PEO. The Company believes that it can apply its e-commerce resources to increase the profit margins of PEO firms by helping them transition from a paper-centric human intensive operation to a paper-less electronic web-centric operation. The

Company also hopes to leverage the employee base of PEOs by creating cross marketing and affinity marketing programs between the PEO and other Company portfolio companies and strategic partners.


EVALUATION OF POTENTIAL ACQUISITIONS

         While the Company believes there are numerous Internet opportunities for emerging e-commerce, and a virtual flood of new e-commerce start-ups, there are a number of fundamental challenges that any new Internet business must master in order to be successful.

         DEVELOPING A SUCCESSFUL BUSINESS MODEL. Any new e-commerce Internet company must develop a business model that eventually makes money and provides a return-on-investment. Some companies have focused on gaining market share or revenues without regard to profitability. Some of these companies have been able to sustain this approach due, in large part, to the tremendous run up in their underlying stock prices as investors flock to scoop up the newest Internet public offering. This high valuation has provided these companies with an Internet currency that allows them to grow through the acquisition of other Internet companies or to raise working capital by issuing new securities to the Internet--starved financial community. It also can provide early investors with a paper return-on-investment.

         However, the Company's management does not believe that this makes a sustainable successful business model. The Company believes that as the Internet matures and begins to transact real business on a wide scale, each Internet segment will consolidate, resulting in a few market leaders that have a sound business model to achieve sustained earnings. The mission of the Company is to find businesses that can obtain a leadership position within their market segment and to help them capitalize on their position by implementing a successful earnings business model.

         BUILDING A CORPORATE INFRASTRUCTURE. By definition, all Internet companies are relatively new. Even industry leaders are often only a few years old. Accordingly, almost all new Internet companies are in need of assistance in sales and marketing, executive recruiting, human resources, information technologies, and finance and business development. These companies also require capital as significant resources may be required to build technological capabilities and internal operations.

         FINDING THE BEST PEOPLE. The single most important resource for any new company, whether Internet or BAM, is the people that manage, operate and execute the business and strategy of the company. Therefore, the Company will look for companies that are led by entrepreneurs with the vision to guide a new business to its market space to satisfy its market demand. To facilitate the Company's success, the Company intends to augment management with professionals who have expertise in the applicable market, an understanding of the Internet's capabilities, the ability to manage rapid growth and the flexibility to adapt to the changing Internet marketplace. Such people are few and are highly sought after. To be successful, each venture must be able to attract and retain such people.

         When evaluating a potential portfolio company, the Company will consider whether it believes the particular portfolio company can meet the foregoing challenges. Management will also evaluate a variety of other factors, including the following:

         o MARKET SEGMENT. Is the portfolio company positioned in a market segment that can experience extraordinary growth or leverage?

         o MARKET POSITION. Is the portfolio company well positioned within the segment compared to competitors? Is the portfolio company first in its space? Does the portfolio company have some other market advantage?

         o INDUSTRY LEADERSHIP. Does the portfolio company have the products, services and skills necessary to become an industry leader in the market segment?

         o PROPRIETARY TECHNOLOGY. Does the portfolio company possess some proprietary technology or other technical competitive edge?

         o MANAGEMENT TEAM. Does the management team exhibit the traits or potential necessary to recognize and quickly exploit a market opportunity and focus the company to seize market share?

         o BUSINESS MODEL. Does the company have, or is it open to, adopting a business model and strategy that will allow the portfolio company to mature and eventually generate earnings per share that results in a return-on-investment?

         o NETWORK SYNERGY. Does the portfolio company contribute to, or will it benefit from, relationships with the Company's other portfolio companies umbrella?


STRATEGIC ALLIANCES

         An important piece of the Company's business model is its strategy to establish strategic alliances with e-commerce enabling companies. These would include, for example, front-end web design firms, back-end transaction support firms, and enablers for horizontal electronic business communities. By establishing a network of strategic business alliances, the Company can provide their Internet enabling expertise to the Company's portfolio companies. This will allow the portfolio companies to quickly deploy their Internet strategies and contribute to the Company's community of related companies.

         EC Outlook.com, Inc., a Houston, Texas-based e-commerce solutions provider, is one of the Company's first strategic business partners. EC Outlook is an e-commerce consultant and solutions implementer with a special focus on B2B applications. EC Outlook has expertise in electronic data interchange, Internet commerce, web application development, community enablement, sales and marketing, application integration and network communications. Management believes that EC Outlook can deliver a full range of B2B e-commerce capabilities from automating existing paper based processes and communications through establishing sophisticated e-commerce communities including web sites and customer profiling. The Company anticipates that EC Outlook will be a primary e-commerce solutions provider for the Company and its portfolio companies.


GEEWHIZ

         While the Company has three acquisitions currently pending (see "Pending Acquisitions," below), , the Company's only revenue-generating business is conducted through its GeeWhiz division. GeeWhiz, which was merged with the Company in July 2000, intends to operate a vertical business portal e-commerce web site designed to access and service the $34 Billion promotional products, gifts, and souvenir markets. To date, GeeWhiz has principally been engaged in the sale of its proprietary Starglas line of fiber optic illuminated drinking containers. GeeWhiz intends to rapidly expand its product line to include a wide variety of promotional, gift and souvenir items, which will be sold over its web site (www.geewhizusa.com) and traditional distribution channels. Although GeeWhiz is currently a division of the Company, management intends to form a new, wholly-owned subsidiary to operate the GeeWhiz business prior to the end of 2000.

         GeeWhiz intends to become the first one-stop-electronic-shop for purchasers, sellers, inventors and suppliers of innovative specialty and gift promotional items that are inscribed with unique identifying branding. The GeeWhiz web site incorporates state-of-the-art electronic commerce technologies to allow high volume, low cost transactions to be conducted at GeeWhiz. GeeWhiz plans to bring together the customers, distributors, merchandisers, concessionaires and resellers of this highly fragmented industry to meet and transact on-line at the industry's first electronic promotional products and gift/souvenir bazaar. GeeWhiz's strategy is to leverage its existing sales of its propriety Starglas line of fiber optic illuminated drinking containers by expanding its product line to include other promotional and gift items for sale through both the GeeWhiz web site bazaar and traditional reseller and specialty distribution channels. The Starglas imaging process allows a wide range of laser etched images to be illuminated via light emitting diodes that transmit colored light to the image and create a halo effect where the light exits. This process has been used on a line of drinking glasses and is planned to be applied to art glass and other illuminated specialty items.

         The GeeWhiz web site (www.geewhizusa.com) will focus on aggregating innovative specialty and promotional items for sale to individual buyers in the gift/retail market, corporate and special event buyers for the promotional products industry, and consumer purchasers in the souvenir market. A sampling of customers include Continental Airlines, Lucent, Microsoft, Sabre, certain NBA, NFL teams, and many special events, concerts, state fairs and festivals. The Company plans to add, among other items, golf memorabilia and collectibles.

         The GeeWhiz on-line store will offer an extensive selection of competitively priced promotional products and will feature detailed product information, helpful and useful shopping services and innovative merchandising through easy-to-use Web pages. In addition, the Company will offer customers the convenience and flexibility of shopping 24 hours a day with reliable and timely product delivery and excellent customer service. The GeeWhiz on-line store will also allow inventors of new novelty and specialty items an opportunity to list their products on the GeeWhiz site and to access vendors and suppliers through the GeeWhiz directory.


COMPETITION

         Competition for Internet products and services is intense. As the market for B2B, B2C and CAM e-commerce grows, we expect that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. Although the Company believes that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. The Company believes the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features and quality of support. Many of the Company's competitors have greater brand recognition and greater financial, marketing and other resources than the Company. This may place the Company at a disadvantage in responding to competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Furthermore, competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the solutions offered by the Company and its portfolio companies.

         The Company also faces competition from other capital providers including publicly-traded Internet companies, venture capital companies and large corporations. These competitors have greater financial resources and brand name recognition than the Company. These competitors may limit the Company's opportunity to acquire interests in new portfolio companies. If the Company cannot acquire interests in attractive companies, its business strategy may not succeed.

         There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.


INTELLECTUAL PROPERTY

         The Company's success and ability to compete may be dependent on its ability to develop and maintain the proprietary aspects of technology and operate without infringing on the proprietary rights of others. The Company will rely on a combination of patent, trademark, trade secrets, and copyright law and contractual restrictions to protect the proprietary aspects of its technology. These legal protections afford only limited protection for its technology.

         Despite efforts to protect the Company's proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information regarded as proprietary. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that competitors will not independently develop similar technology. Any failure by the Company to meaningfully protect its property could have a material adverse effect on the Company's business, operating results and financial condition.

         To date, the Company has not been notified that its products or services infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement with respect to the Company's current or future products and services. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A successful claim of product infringement against the Company and the failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on the Company's business, financial condition and operating results.


SUBSEQUENT EVENTS - PENDING ACQUISITIONS

         To date, the Company has entered into a definitive agreement to acquire at least an 80% equity interest in Swan Magnetics, Inc. ("Swan"), a letter of intent to acquire 100% of Texas Staffing Services, Inc., d/b/a Trendsetter Staffing Services ("Trendsetter") and a verbal agreement to acquire a minority interest in CyberCoupons.com, Inc. ("CyberCoupons"). Each transaction is subject to a number of conditions to closing, and there can be no assurance that any of these transactions will be completed on schedule or at all.

         SWAN. Swan is the developer of a proprietary ultra-high capacity ("UHC"), flexible disk drive technology, and is based in Santa Clara, California. Swan's President is Eden Kim, Chairman of the Board and Secretary of the Company. Swan currently has a small demonstration lab in Santa Clara displaying working UHC drives, media and pilot production equipment and is under discussion with potential partners for commercial exploitation of the products.

         The Company intends to acquire at least 80% of the capital stock of Swan in a share exchange with certain Swan shareholders. The Amended and Restated Share Exchange Agreement among the Company, Swan and certain shareholders of Swan (the "Swan Agreement") provides that Swan shareholders electing to participate in the share exchange collectively would receive 20 million shares of Company Common Stock in exchange for all of their shares of Swan common stock. The Swan Agreement is conditioned upon, among other standard closing conditions, (a) holders of at least 80% of Swan's common stock on a fully diluted basis entering into and completing the Swan Agreement and the share exchange effected thereby and (b) no material adverse change in the financial condition of Swan or the Company as reflected on their respective balance sheets as of June 30, 2000. The share exchange is expected to be completed in September 2000.

         TRENDSETTER. Trendsetter is a Houston, Texas-based PEO, and provides employee payroll, human resource and benefit services on an outsourced basis. Unlike temporary employment agencies, PEOs carry client companies' full-time employees on the PEO payroll and bill the client a surcharge each payroll period.

         The Company intends to acquire 100% of the capital stock of Trendsetter from its sole stockholder in exchange for $6.5 million in cash and $5.5 million in unregistered Company Common Stock. The transaction is expected to be completed in the Fourth Quarter of 2000 or the First Quarter of 2001.

         CYBERCOUPONS. CyberCoupons is a Houston, Texas-based company formed to be an Internet source for consumers to obtain on-line-printable manufacturer coupons for grocery, household and beauty products. Advertiser expenditures on coupons amounted to over $6.2 billion in 1997. Much of this consisted of the printing, distribution and logistics associated with coupon-based marketing activities. CyberCoupons believes that the disintermediation of coupon distribution and redemption can result in a significant savings to the billions of dollars spent by manufacturers to print, distribute and redeem paper coupons. CyberCoupons allows shoppers to select specific grocery coupons from its web site at a steep discount for use at local grocery outlets. For example, $50 of coupons can be purchased for as little as $9.95, with the user enjoying the benefit of being able to choose specific product coupons.

         CyberCoupons believes that it is positioned to capitalize on the disintermediation of coupon distribution and redemption by offering on-line download of specific coupons and point-of-sale redemption of coupon face value. CyberCoupons has established a web site for the purchase of specific grocery coupons (www.grocerycoupons.com) and is currently involved in key test markets with regional grocery stores for point-of-sale redemption of electronically downloaded coupons.

         The Company intends to acquire approximately 30% of the capital stock of CyberCoupons in exchange for approximately 2.1 million shares of the Company's Common Stock.

                            INVESTMENT CONSIDERATIONS

THE COMPANY MAY NOT BE SUCCESSFUL IN HIRING AND RETAINING THE KEY PERSONNEL NECESSARY TO IMPLEMENT ITS BUSINESS PLAN.

         In order to successfully implement its business plan, the Company will need to recruit, supervise and compensate a variety of senior professionals in addition to its two current executives, including, among others, a Chief Financial Officer and a Vice President-Corporate Development. The Company's efforts to recruit talented individuals to serve in such capacities are taking place in an extremely competitive job market. No assurances can be given that the Company will be successful in recruiting a full array of senior managers. The Company's failure to recruit a full slate of officers within such time frame will result in a delay by the Company in achieving the goals in its business plan.


THE COMPANY HAS A LIMITED OPERATING HISTORY.

         The Company has a very limited prior operating history upon which investors may evaluate the Company's performance. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses, and the competitive environment in which the Company will operate. The Company only recently completed its merger with GeeWhiz in July 2000, and the resulting effect on the Company is unable to be determined with any certainty.


THE COMPANY'S FINANCIAL STATEMENTS REFLECT A CUMULATIVE LOSS AFTER THE COMPLETION OF THE GEEWHIZ TRANSACTION.

         The Company's financial statements are reported on a consolidated basis, reflecting the assets, liabilities, revenue, profits and losses of GeeWhiz prior to the merger with and into the Company. The Company itself did not actively conduct business prior to January 2000, and so has no independent profits or assets to report. GeeWhiz was previously engaged in product research and design, market research and the development of manufacturing and marketing systems. Historically, the Company operated at a loss. As a result, the Company reports a cumulative loss through operations from its inception to date.


THE COMPANY DOES NOT ANTICIPATE PAYING ANY DIVIDENDS ON ITS COMMON STOCK.

         The Company has not paid any dividends on its Common Stock since its inception and does not anticipate paying any dividends upon its Common Stock in the foreseeable future. Instead, the Company intends to retain any future earnings for use in the operation and expansion of its business.


THE VALUE OF THE COMPANY'S BUSINESS MAY FLUCTUATE BECAUSE THE VALUE OF SOME OF ITS ASSETS FLUCTUATES.

         The Company's business plan contemplates that a portion of the Company's assets will include the equity securities of both publicly traded and non-publicly traded companies. The market price and valuations of the securities that the Company holds in these companies may fluctuate due to market conditions and other conditions over which the Company has no control. Fluctuations in the market price and valuations of the securities that the Company holds in other companies may result in fluctuations of the market price of the Company's Common Stock and may reduce the amount of working capital available to the Company.

THE COMPANY MAY EXPERIENCE DIFFICULTY IN TARGETING ACQUISITIONS.

         The Company's success depends upon the ability of its managers to identify and close the acquisition of equity interests in e-commerce related companies that compliment the Company's overall strategy and business plan. No assurances can be given that the Company will be able to identify e-commerce related companies that are complimentary and interested in completing transactions with the Company. Even if such prospects are successfully identified, any number of factors could preclude successful completion of transactions, including the failure to agree on terms, incompatibility of management teams, competitive bids from other e-commerce companies, lack of capital to complete the transactions, or unwillingness on the part of the prospects. If the Company cannot acquire substantial equity interests in attractive e-commerce companies, the Company's business strategy may not be successful.


THE COMPANY MAY HAVE DIFFICULTY PROTECTING ITS PATENTS AND OTHER PROPRIETARY RIGHTS.

         The success of the Company and its subsidiaries may depend in part on its ability to obtain and maintain patent, trademark and copyright protection for their intellectual property, to preserve their trade secrets and to operate without infringing the proprietary rights of third parties. The Company cannot give assurances that, in each instance, the Company will be successful in completely protecting its intellectual property. Further, in the event that another party infringes upon the patents, copyrights or trademarks of the Company or its trade secret rights, the enforcement of such rights can be a lengthy and costly process, with no guarantee of success. Also, other parties may be issued patents, copyrights or trademarks that restrict the Company and its subsidiaries from pursuing initiatives or selling products that are fundamental to their business plans, or that require licenses and the payment of royalties by the Company. Finally, there can be no assurance that such claims will not be brought in the future, or that any such claims will not be successful. If such a claim were successful, the Company's business, asset value or stock value could be materially adversely affected.


THE COMPANY MAY INCUR SIGNIFICANT COSTS TO AVOID INVESTMENT COMPANY STATUS AND MAY SUFFER OTHER ADVERSE CONSEQUENCES IF DEEMED TO BE AN INVESTMENT COMPANY.

         The Company may incur significant costs to avoid investment company status and may suffer other adverse consequences if deemed to be an investment company under the Investment Company Act of 1940 (the "1940 Act"). Some equity investments in other businesses made by the Company and its subsidiaries may constitute investment securities under the 1940 Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the 1940 Act unless a particular exclusion or Securities and Exchange Commission safe harbor applies. If the Company were to be deemed an investment company, it would become subject to the requirements of the 1940 Act. As a consequence, the Company would be prohibited from engaging in business or issuing its securities as it has in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of the Company's contracts might be voidable, and a court-appointed receiver could take control of the Company and liquidate its business.

         Although management anticipates that the Company's investment securities will comprise less than 40% of its total assets, fluctuations in the value of these securities or of the Company's other assets may cause this limit to be exceeded. Unless an exclusion or safe harbor were available to it, the Company would have to attempt to reduce its investment securities as a percentage of its total assets. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If the Company were required to sell investment securities, it may sell them sooner than it otherwise would. These sales may be at depressed prices and the Company may never realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, the Company may incur tax liabilities when it sells assets. The Company may also be unable to purchase additional investment securities that may be important to its operating strategy. If the Company decides to acquire non-investment security assets, it may not be able to identify and acquire suitable assets and businesses.


THE COMPANY'S WORKING CAPITAL REQUIREMENTS MAY CAUSE IT TO SEEK ADDITIONAL FINANCING IN THE NEAR-TERM AND, IF SUCH FINANCING IS UNAVAILABLE, MAY PREVENT THE COMPANY FROM SUCCEEDING.

         The Company is a development-stage company. The Company's working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with its customers. There can be no assurance that adequate levels of additional financing, whether through additional equity financing, debt financing or other sources, will be available when needed or on terms favorable to the Company. Additional financings could result in significant dilution to the Company's existing shareholders or the issuance of securities with rights superior to those of the holders of the Company's Common Stock. If adequate capital is not available or is not available on acceptable terms, the Company may be unable to fully implement its business plan, develop or enhance its services, take advantage of future opportunities, or respond to competitive pressures on a timely basis. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations or its anticipated expansion. This could have a material adverse effect on the Company's business, operating results and financial condition. The Company's failure to do any of these things could seriously harm its financial condition by preventing it from being able to take advantage of new business opportunities.


THE COMPANY MAY INCUR LIABILITIES IN CONNECTION WITH THE MERGER WITH GEEWHIZ.

         In connection with the Company's acquisition of GeeWhiz and based upon the advice of counsel, the acquisition was structured in two separate steps. The first step involved the Company purchasing approximately 87% of the outstanding stock of GeeWhiz from less than 35 of its shareholders in exchange for the Company's Common Stock. The first step was followed by a statutory merger of GeeWhiz with and into the Company with the Company being the survivor corporation. In connection with the merger, the Company issued Common Stock to the remaining GeeWhiz shareholders in consideration for their shares in GeeWhiz. On advice of counsel, the shares of the Company's Common Stock issued in both the first and second steps of the acquisition transaction were not registered under the Securities Act. If registration were deemed to have been required, then all those who received shares of the Company's Common Stock in the acquisition transaction could be entitled to demand the rescission of their participation in the transaction, return their shares of the Company's Common Stock, and receive the fair value of the shares of GeeWhiz that they held before the acquisition.


THE COMPANY'S STRATEGY OF EXPANDING ITS BUSINESS THROUGH ACQUISITIONS OF OTHER BUSINESSES AND TECHNOLOGIES PRESENTS SPECIAL RISKS.

         The Company intends to continue to expand through the acquisition of businesses, technologies, products and services from other businesses. Acquisitions involve a number of special problems, which the Company may not be capable of handling, including:

         o difficulty integrating acquired technologies, operations, and personnel with the existing business;

         o diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;

         o potential issuance of securities in connection with the acquisition, which securities dilute the holders of the Company's currently outstanding securities;

         o strain on managerial and operational resources as management tries to oversee larger operations;

         o exposure of unforeseen liabilities of acquired companies; and

         o the requirement to record additional future operating costs for the amortization of good will and other intangible assets, which amounts could be significant.


THE COMPANY MUST KEEP PACE WITH RAPID TECHNOLOGICAL INNOVATION.

         The markets in which the Company will operate are characterized by rapid technological change, frequent new product and service introductions, and constantly evolving industry standards. Significant, unanticipated and expensive technological change could render the Company's web site technology, products or services obsolete or render them less competitive in the marketplace. If the Company is unable or unwilling to respond to rapid technological change in a cost-effective way, the Company's financial condition and operating results may be adversely affected.


CURRENT VALUATIONS OF INTERNET INVESTMENT COMPANIES MAY BE UNDULY INFLATED.

         The current stock valuations for many of the Company's competitors in the Internet investment industry are extremely high, and far beyond the values that would be dictated by traditional stock valuation methodologies. While the Company's management believes that this stock pricing environment will have beneficial short term effects for the Company, any widespread deflation of the stock values in this industry segment could have an extremely adverse affect on the value of the Company's stock. The Company's management can not presume to predict when, how or if widespread changes in the accepted pricing models for Internet investment companies might occur and, if they occur, how the Company's ability to do business might be impacted as a result. In the current volatile pricing environment, one should assume that substantial and detrimental changes could occur in stock prices with no notice, and as a result, both the value of the Company's Common Stock could be substantially compromised and the market for the sale of its Common Stock could be greatly diminished.


THE COMPANY FACES SUBSTANTIAL COMPETITION AND, IN MANY CASES, BETTER FINANCED COMPETITORS.

         The business of developing, acquiring and capitalizing early stage Internet B2B and B2C e-businesses and assisting BAM companies to transition to e-commerce is highly competitive. The Company's competitors include existing Internet holding companies that have a longer operational history, existing portfolios of e-commerce companies, substantially greater financial resources, and an established market for their publicly traded securities. The Company faces competition from venture capital companies, investment banks, Internet holding companies, and large capitalization industrial companies with captive investment and venture capital divisions. There is no assurance that the Company will be successful in finding suitable portfolio companies or that such companies will want to be acquired by the Company.

THE COMPANY IS DEPENDENT UPON THE CONTINUED DEVELOPMENT OF THE E-COMMERCE
MARKET.

         The acquired companies will rely on the viability of the Internet to succeed in their businesses. The development of e-commerce on the Internet is in the earliest, developmental stages. Widespread commercial use of the Internet could be delayed or even completely discouraged by a number of factors, including, but not limited to, insufficient infrastructure to support high transaction volume, security issues, and governmental regulation and/or taxation. If the Internet does not become generally accepted as a main line media for the conduct of routine business transactions, the Company will not be successful in its business.


THE COMPANY WILL BE ADVERSELY AFFECTED BY DISRUPTION IN INTERNET SERVICE.

         The ability of the Company to conduct business on the Internet will depend on its ability to develop reliable, uninterrupted computer and telecommunications technology. Any system disruptions that cause an acquired company's web site to go off line, even for a limited period of time, will result in the loss of users and a reduction in the attractiveness of the site for third party content providers.


THE COMPANY MAY NOT BE ABLE TO PROMOTE OR PROTECT ITS INTERNET PRESENCE.

         The availability of URL domain names, the registration of the same and the protection of them once they are registered is, at the present time, an imprecise area. The ability of the Company to obtain the domain names that best promote their businesses is subject to conflicts with the operators of existing web sites, conflicts with speculators who have registered large numbers of names betting on their future relevance, and conflicts with the trademarks of other competing companies. The relationship between the regulations governing the use of domain names on the Internet and the laws protecting trademarks is not clear. No assurances can be given that the Company will be universally successful in obtaining and protecting the domain names that it needs to conduct its business activities.


THE COMPANY'S REVENUES MAY BE UNRELIABLE AND DIFFICULT TO PREDICT.

         Acquired companies often will embrace a strategy that places a premium on being the first in category or first in the Internet space. Such a strategy will mean that the primary thrust of the business in the early stages will be to log the highest number of unique hits rather than generating revenue. Therefore, acquired companies pursuing this "first-in-time" strategy may not generate revenue or may be in a negative cash flow position for an extended period of time. As a consequence, the Company may be forced to support any of its acquired companies' operations financially, which will negatively impact the Company's cash flow and profitability.


THE COMPANY FACES RISKS BECAUSE OF UNCERTAINTIES REGARDING THE INTERNET.

         The Company's ability to derive revenues from Internet professional services and related products will depend in part upon a robust industry and the infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial marketplace. Because global commerce and on-line exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be and remain a viable commercial marketplace. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cast, ease of use and access and quality of service) remain unresolved and may impact the growth of Internet use. In addition, the applicability of the Internet to existing laws governing issues such as property ownership, libel and personal privacy is uncertain. The Federal Trade Commission and the U.S. Congress have expressed interest in regulating advertising on the Internet, and although no material regulation has yet occurred, it may in the future, and could have an adverse impact on the business of the Company. There can be no assurance that the Internet will become a viable commercial marketplace. If the necessary infrastructure or complementary products are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, operating results and financial condition would be materially adversely affected.

THE COMPANY'S SUCCESS DEPENDS GREATLY ON INCREASED USE OF THE INTERNET BY BUSINESSES AND INDIVIDUALS.

         The Company's success depends greatly on increased use of the Internet for advertising, marketing, providing services, and conducting business. Commercial use of the Internet is currently at an early stage of development and the future of the Internet is not clear. In addition, it is not clear how effective advertising on the Internet will be in generating business as compared to more traditional types of advertising such as print, television, and radio. Because a significant portion of the Company's business depends on the Company's Internet operating company subsidiaries, the Company's business will suffer if commercial use of the Internet fails to grow in the future.

         Internet usage may not continue to grow because of inadequate network infrastructure, security concerns, inconsistent service quality and lack of cost-effective, high-speed service, among other reasons. On the other hand, if Internet usage grows too rapidly, the Internet infrastructure may not support the demands this growth will place on it. As a result, the Internet's performance and reliability may decline. In addition, outages and delays have occurred throughout the Internet network infrastructure and have interrupted Internet service. If these outages or delays occur frequently in the future, Internet usage could grow more slowly or decline.

         The Company may also incur substantial costs to keep up with changes surrounding the Internet. Unresolved critical issues concerning the commercial use and government regulation of the Internet include the following:

         o security;
         o cost and ease of Internet access;
         o intellectual property ownership;
         o privacy;
         o taxation;
         o liability issues.

Any costs the Company incurs due to these factors would materially and adversely affect its business, financial condition and results of operations.


THE COMPANY FACES POTENTIAL ON-LINE SECURITY RISKS.

         Many prospective users of the Internet have concerns regarding the security of their on-line transactions and the vulnerability of confidential information transmitted over the Internet. To the extent that any of the acquired companies are engaged in on-line transactions, the success of their businesses will depend on their ability to meet their customers' expectations for security. No assurances can be given that each acquired company will be able to successfully accomplish this fundamentally important issue.

GOVERNMENT REGULATION OR TAXATION COULD HAVE A MATERIAL ADVERSE EFFECT UPON THE COMPANY'S OPERATIONS.

         Presently, there are relatively few laws and regulations governing how business is done on the Internet. However, as the Internet grows, it seems inevitable that new laws and regulations will be enacted. Likely subjects for legislation are collection, ownership and use of data collected on the Internet, privacy, security, pricing, content, taxation of Internet transactions, copyrights, gambling, and distribution of goods and services. There can be no assurances that the course of regulation of the Internet will not have a significant negative impact on the acquired companies.


CONCENTRATION OF STOCK OWNERSHIP.

         The directors and executive officers of the Company currently own an aggregate of 16,484,945 shares, representing 50.21% of the Company's currently outstanding Common Stock. The Company may grant additional stock options to its directors and executive officers in the future which could increase this concentration of ownership further. As a result, the directors and officers, acting together in concert, could exercise a significant influence over all matters requiring shareholder approval, including the ability to elect members of the Company's Board of Directors, including themselves, and to approve or prevent the Company from taking significant corporate actions requiring director and/or shareholder approval. If these directors and officers collectively withheld their consent and approval, they could (a) delay or prevent a change in control of the Company; (b) impede a merger, consolidation, takeover or other business involving the Company; or (c) discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company.


THE COMPANY'S CURRENT STOCK PRICE COULD ADVERSELY AFFECT THE MARKET FOR THE COMPANY'S COMMON STOCK.

         The penny stock regulations require that broker-dealers who recommend penny stocks to persons other than institutional accredited investors must make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents which identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules. Holders of our Common Stock may find it more difficult to sell their shares of Common Stock, which is expected to have an adverse effect of the market price of the Common Stock.

ITEM 2.  PROPERTIES

         The Company leases office and warehouse space under a lease agreement for approximately 10,000 square feet expiring in 2002. The Company intends to relocate its headquarters to Sugar Land, Texas.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time in the ordinary course of business, the Company may be subject to litigation. The Company is not currently a party to any litigation matter which it believes to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The outstanding securities of the Company were not traded in any quotation medium maintained by members of the National Association of Securities Dealers, Inc. during the years 1999 and 1998. As a result, during such time the Company's Common Stock did not have a market price.

         Since the closing of the Company's Initial Public Offering the Company's shares traded over the counter by market makers for a period in 1989 and 1990. Share prices have not been quoted since then. Quotations, when made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. As of September 1, 2000, there are approximately 516 stockholders holding shares in their name and an unknown number of shareholders whose shares were held in the name of securities broker/dealers.

         No dividends have been declared or paid by the Company and presently the Company intends to retain all future earnings, if any, to finance the expansion and development of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The following discussion should be read in conjunction with the Company's financial statements set forth on pages F-1 through F-11.

                                PLAN OF OPERATION
                                -----------------

         While the Company has three acquisitions pending, as of the date of this Report, the Company's only revenue-generating business is conducted through its GeeWhiz division. GeeWhiz, which was merged with the Company in July 2000, intends to operate a vertical business portal e-commerce web site designed to access and service the promotional products, gifts, and souvenir markets. To date, GeeWhiz has principally been engaged in the sale of its proprietary Starglas line of fiber optic illuminated drinking containers. Although GeeWhiz is currently a division of the Company, management intends to form a new, wholly-owned subsidiary to operate the GeeWhiz business prior to the end of 2000.

         The Company's plan of operation for the remainder of the year 2000 will consist of activities aimed at:

         o Concluding the pending acquisitions of Swan Magnetics, Inc., Texas Staffing Services, Inc. dba Trendsetter, and CyberCoupons, Inc.;

         o Investigating and, if appropriate, pursuing definitive agreements for acquisitions believed by the Board to be consistent with the Company's plan to become an internet company through the acquisition, development and operation of early stage companies engaged in "business-to-business," "business-to-consumer" and "click and mortar" business activities;

         o Establishing strategic partnerships and alliances with e-commerce enabling companies, such as front-end web design firms, back-end transaction support firms, and enablers for horizontal electronic business communities;

         o Continuing the development of the GeeWhiz web site and forming a new, wholly-owned subsidiary to operate the GeeWhiz business; and

         o        Seeking additional equity financing for the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

FINANCIAL CONDITION

         At December 31, 1999, the Company had current assets of approximately $100,000 and total assets of approximately $461,000. Current liabilities at December 31, 1999 were approximately $571,000, and the Company had no long-term liabilities. The Company's stockholders' deficit at December 31, 1999 was ($109,826).


RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 1999 to December 31, 1998
-------------------------------------------------------------------

         Revenues increased to approximately $465,000 for 1999, compared to approximately $328,000 for 1998. The increase was attributable principally to increased product sales.

         Costs of goods sold during 1999 increased to $181,000, from $133,000 during 1998. This increase was primarily the result of the larger number of drinking glasses produced and distributed in 1999.

         Other expenses, consisting of selling, general and administrative expenses, and sales and marketing expenses, decreased to $563,000 in 1999, from $585,000 in 1998. The decrease was principally due to decreased sales and marketing expenses in 1998.

         The Company's net loss for 1999 was approximately $279,000, compared to a net loss of $389,000 during 1998.

Comparison of the Year Ended December 31, 1998 to December 31, 1997
-------------------------------------------------------------------

         The Company had revenue in 1998 of approximately $328,000, compared to 1997 revenue of approximately $287,000. The increase was primarily the result of increased product sales.

         Costs of goods sold during 1998 decreased to $133,000, from $267,000 during 1997. The higher cost of goods sold in 1997 as compared to 1998 was a result of start-up manufacturing costs that were expensed during 1997.

         Other expenses were approximately $585,000 in 1998 and $561,941 in 1997.

         The Company had a net loss of $389,000 in 1998, compared to a net loss of $542,064 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Over the last two years, operations have been financed through private sales of common stock and loans from management and stockholders. In addition, in 1998, the Company obtained services or paid expenses through the issuance of common stock.

         Net cash used by operating activities was approximately $254,000 in 1999 and $125,000 in 1998. The Company had $6,000 in cash at December 31, 1999. The Company financed its losses from operations in 1999 and 1998 principally through the issuance of common stock in private transactions, and borrowings from its management and stockholders.

         The Company recently secured a $1,000,000 loan from Swan Magnetics, Inc. and has pending the acquisition of businesses that management believes can provide additional cash for the Company's operations and be profitable in both the short and long-term. Management also intends to attempt to raise additional funds through private sales of the Company's common stock. Although management believes that these efforts will enable the Company to meet its liquidity needs in the future, there can be no assurance that these efforts will be successful.

GOING CONCERN CONSIDERATION

         The Company has continued losses from operations, negative cash flow and liquidity problems. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should the Company be unable to continue as a going concern.

         The Company has been able to continue based upon the financial support of certain of its stockholders, and the continued existence of the Company is dependent upon this support and the Company's ability to acquire assets by the issuance of stock. Management has recently been able to secure a $1,000,000 loan from Swan Magnetics, Inc. and has pending the acquisition of businesses that management believes can provide additional cash for the Company's operations and be profitable in both the short and long-term. Management also intends to attempt to raise additional funds through private sales of the Company's common stock. Although management believes that these efforts will enable the Company to continue as a going concern, there can be no assurance that these efforts will be successful.

ITEM 7.  FINANCIAL STATEMENTS.

         See attached Financial Statements on pages F-1 through F-12.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         In connection with audits of the two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The individuals who serve as executive officers and directors of the Company are:


      NAME                    AGE                        POSITION

Elorian Landers               51         President, Chief Executive Officer and
                                         Director
Eden Kim                      44         Chairman of the Board and Secretary
Thomas McCrimmon              54         Director
Eduardo Orilliac              42         Director
Thomas G. Gruenert            45         Director

         ELORIAN LANDERS, PRESIDENT AND CEO. Serving as President and CEO, Mr. Landers was the founding principal of GeeWhiz Mr. Landers has primary responsibility for the day-to-day management of the Company's affairs. Mr. Landers plans to focus on the acquisition of Portfolio Companies and the formation of strategic business alliances. Mr. Landers brings to the Company many years of specific expertise in corporate development and finance. Mr. Landers has successfully orchestrated the early stage capitalization and corporate development of several public companies. Mr. Landers has also previously served as Vice President of Marketing for Watermark Corporation, a startup company involved in several segments of the water industry, including a chain of retail water centers. He has extensive advertising agency experience and expertise. Mr. Landers was a founder and partner of South Coast Venture Group, which funded several technology based companies. Mr. Landers holds a B.A. in Advertising from Art Center College in Pasadena, California. He also attended Texas A & M University studying Architecture.

         EDEN KIM, CHAIRMAN AND SECRETARY. Serving as Chairman of the Board of Directors. Mr. Kim plans to be responsible for the long term strategic positioning of the Company and the development of business models for Portfolio Companies. Mr. Kim has specific expertise in strategic corporate development, technology development, strategic alliances and corporate partnering. Mr. Kim has been the President and Chairman of Swan Magnetics, Inc., a disk drive high technology company in the Silicon Valley, since 1992. He was also one of the founders of the Company and served previously as President from 1984 to 1986. Mr. Kim's management duties at the Company included directing the Company's business development as well as establishing and maintaining Swan's key strategic alliances. Under Mr. Kim's guidance, Swan raised over $30 million in equity financing and established strategic working relationships with world class high technology companies including Hewlett Packard Co., SEGA Enterprises Co., Ltd., Mitsubishi Chemical Co., Ltd., Emtec Magnetics GmbH, JTS Corporation, CSK Venture Capital and others.

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

         THOMAS MCCRIMMON, DIRECTOR. Mr. McCrimmon serves as a member of the Board of Directors. Mr. McCrimmon is a principal and the Managing Director of Chatham International, Inc., an international financial services company headquartered in Tampa, Florida. Mr. McCrimmon has special expertise in the areas of corporate securities, public offerings and corporate finance.

         EDUARDO ORILLAC, DIRECTOR. Mr. Orillac serves as a member of the Board of Directors. Mr. Orillac is the founder and Chief Executive Officer of T-Shirts Interamerica, a leading Panamanian company involved in screen-printing and manufacturing of garments, promotional products and gift/souvenirs internationally. Mr. Orillac also is a founder and director of Zetta CentroAmerica y Caribe, a leading color separation and large image reproduction company, and of Multimedia Live, Inc. which is an Internet service provider in the United States and Latin America.

         THOMAS G. GRUENERT, DIRECTOR. An attorney, Mr. Gruenert is a founding partner of Gibson-Gruenert, L.L.P., a law firm with offices in Houston, Texas and Lafayette, Louisiana. Mr. Gruenert obtained his J.D. decree in 1983 from the Washington and Lee University School of Law. Mr. Gruenert's practice is focused on corporate and securities work for private and public technology and e-commerce companies.


BOARD OF ADVISORS

         The Company has instituted a Board of Advisors intended to provide the Company with access to special expertise in the technical and management areas relevant to e-commerce. Members of the Advisory Board are:

         MARK KINGSTON. Mr. Kingston is the President of EC Outlook, Inc., an e-commerce solutions company that is one of the Company's prime strategic partners.

         JAMES BRACKEEN. Mr. Brackeen retired from Exxon/Mobil after a thirty-year career and currently serves as a Vice President of EC Outlook, Inc.

         DR. DEREK NAM. Dr. Nam provides technical expertise in the field of broadband fiber optic telecommunications. Dr. Nam is presently a Vice President of Manufacturing at SDL, Inc., a leading designer and manufacturer of pump laser diodes used in broadband fiber optic telecommunications.

         SABURO (STEVE) OTO. Mr. Oto graduated from Brigham Young University in 1974 with a Bachelor of Arts degree in Finance, and did post-graduate work at UCLA. Mr. Oto is a former audit partner at Deloitte & Touche and is a member of the American Institute of Certified Public Accountants. Mr. Oto currently owns and operates CMR International, LLC, an international business and finance consultancy. CMR International routinely provides services to major Japanese corporations and American multi-nationals doing business in the Pacific Rim.

         DALE BURCHFIELD. Mr. Burchfield is President of DPI Design Print, Inc. ("DPI"). DPI is a visual marketing solutions provider that assists the Company in maintaining high graphic standards to further its brand identity. DPI is the developer and administrator of the innovative GeeWhizUSA.com web site and is one of the Company's prime strategic partners.

         In consideration of their services as members of the Board of Advisors, the Company has awarded each of the members of the Advisory Board of Directors an option to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.25 per share. The options are presently exercisable and expire on December 31, 2003.

SECTION 16(A) - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         The Company believes that during the period from December 31, 1998 through December 31, 1999, there were no Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent shareholders because the Company has no securities registered pursuant to Section 12(b) or
Section 12(g) of the Securities Exchange Act of 1934, as amended.

ITEM 10. EXECUTIVE COMPENSATION.

         The Company intends to enter into employment agreements with each of Messrs. Landers and Kim pursuant to which Messrs. Landers and Kim will receive a specified base salary subject to annual adjustment by the Board of Directors. Currently the salaries payable under to Messrs. Landers and Kim are $220,000 and $210,000, respectively, and the Company anticipates that such salaries will be the initial base salaries payable under the employment agreements. The Company expects that each employment agreement will provide if the employment agreement is terminated by the Company without cause, the employee will be entitled to severance pay equal to one year's base salary and all options previously awarded to the employee will become immediately exercisable. The Company reimburses all of its officers, directors and employees for actual expenses incurred on behalf of the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of September 1, 2000, the name and number of shares of the Company's Common Stock held of record or beneficially by
(1) each person who held of record or was known by the Company to own beneficially more than 5% of the issued and outstanding shares of the Company and (2) the officers and directors of the Company. The address for each of the individuals listed is c/o Internet Venture Group, Inc., 9601W. Sam Houston Parkway, Suite 100, Houston, Texas 77049.

                                           Number of
                  Name                    Shares Owned       Percent of Class
--------------------------------------  -----------------  ---------------------

Elorian Landers (1)                         9,547,783             30.0%
Eden Kim (2)                                3,408,195             10.7%
Thomas C. McCrimmon (3)                     2,910,000              9.1%
Eduardo Orillac (4)                         1,287,500              4.0%
Thomas G. Gruenert (5)                        606,467              1.9%
Executive officers and directors as        17,759,945             51.7%
   a group (6) (5 persons)

------------------
1) Includes 750,000 shares of Common Stock purchasable pursuant to options exercisable within 60 days at a price of $0.25 per share.

2) Includes 750,000 shares of Common Stock purchasable pursuant to options exercisable within 60 days at a price of $0.25 per share.
3) Includes 750,000 shares of Common Stock purchasable pursuant to options exercisable within 60 days at a price of $0.25 per share and 50,000 shares of Common Stock purchasable pursuant to options exercisable within 60 days at a price of $0.75 per share.
4) Includes 50,000 shares of Common Stock purchasable pursuant to options exercisable within 60 days at a price of $0.75 per share and 675,000 shares of Common Stock purchasable pursuant to options exercisable within 60 days at a price of $0.22 per share.
5) Includes 275,000 shares of Common Stock purchasable pursuant to options exercisable within 60 days at prices from $0.62 to $0.75 per share.
6) Includes 3,300,000 shares of Common Stock purchasable pursuant to options exercisable within 60 days referred to in footnotes 1, 2, 3, 4, and 5.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company issued a secured convertible promissory note (the "Note") in the original principal amount of $1,000,000 to Swan Magnetics Inc. ("Swan") in connection with a loan by Swan to the Company. The Note bears interest at the rate of 8% per annum and is payable in three annual installments of principal and interest commencing July 18, 2001. The principal and interest on the Note or any proportionate amount of principal and interest is convertible into up to 500,000 shares of Common Stock. The Note is secured by all capital stock and holdings of the Company in any other entity, collateral and equipment, accounts receivable and other intangibles and intellectual property of the Company. Eden Kim, the Company's Chairman of the Board, is the President and Chairman of Swan.

         The Company has entered into a definitive agreement to acquire at least 80% of the outstanding capital stock of Swan through a share exchange. The Amended and Restated Share Exchange Agreement among the Company, Swan and certain shareholders of Swan (the "Swan Agreement") provides that Swan shareholders electing to participate in the share exchange collectively would receive 20 million shares of Company Common Stock in exchange for all of their shares of Swan common stock. The Swan Agreement is conditioned upon, among other standard closing conditions, (a) holders of at least 80% of Swan's common stock on a fully diluted basis entering into and completing the Swan Agreement and the share exchange effected thereby and (b) no material adverse change in the financial condition of Swan or the Company as reflected on their respective balance sheets as of June 30, 2000. The share exchange is expected to be completed in September 2000. See "Pending Acquisitions."

         Thomas Gruenert, a director of the Company, is a partner of Gibson-Gruenert LLP, a Houston, Texas law firm that has provided legal services to the Company. Mr. Gruenert's firm has been paid $68,925 in legal fees in 2000, and was issued 300,000 shares of restricted Common Stock in consideration of past legal services at a time prior to the Company's commencement of trading.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are filed as exhibits to this Report:


EX #             DESCRIPTION                              LOCATION
3(a)      Articles of Incorporation         *Exhibits to Registration Statement
                                            filed by Registrant on Form S-18

3(b)      Bylaws of Registrant              *Exhibits to Registration Statement
                                            filed by Registrant on Form S-18

4(a)      Form of Stock Certificate         *Exhibits filed as part of
                                            Registration Statement of Registrant
                                            filed on Form S-18

4(b)      Form of Warrant Certificate       *Exhibits filed as part of
                                            Registration Statement of Registrant
                                            filed on Form S-18

27.1      Financial Data Schedule           EX 27.1

*    Incorporated by reference to Registration Statement #33-19196A.

         (b) REPORTS ON FORM 8-K. There were no reports on Form 8-K for the twelve month period ended December 31, 1999.



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Internet Venture Group, Inc.

Date:  September 15, 2000           By:     /s/ Elorian Landers
                                            ------------------------------------
                                            Elorian Landers, President

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                             DATE

/s/ Elorian Landers        President, Chief Executive        September 15, 2000
----------------------     Officer, Director
Elorian Landers

/s/ Eden Kim               Secretary,  Director, Chairman    September 15, 2000
----------------------     of the Board
Eden Kim

/s/ Thomas McCrimmon       Director                          September 15, 2000
----------------------
Thomas McCrimmon

/s/ Eduardo Orlliac        Director                          September 15, 2000
----------------------
Eduardo Orlliac

/s/ Thomas G. Gruenert     Director                          September 15, 2000
----------------------
Thomas G. Gruenert

                          INTERNET VENTURE GROUP, INC.


                        Consolidated Financial Statements
                      For the Year Ended December 31, 1999

                           Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson, C.P.A.                            Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                   Facsimile:  (303) 796-0137
Colorado Society of CPAs


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors of
Internet Venture Group, Inc.
Houston, TX

We have audited the accompanying balance sheet of Internet Venture Group, Inc. as of December 31, 1999, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Venture Group, Inc. at December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

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



/s/ Michael Johnson & Co., LLC
DENVER, COLORADO
September 14, 2000

                          INTERNET VENTURE GROUP, INC.
                           Consolidated Balance Sheet
                      For the Year Ended December 31, 1999


ASSETS

CURRENT ASSETS:
     Cash                                                        $        6,006
     Accounts Receivable - net                                           14,145
     Inventories                                                         79,588
                                                                 ---------------
     Total Current Assets                                                99,739
                                                                 ---------------

EQUIPMENT - NET                                                          59,546
                                                                 ---------------

OTHER ASSETS - NET                                                      301,972
                                                                 ---------------

TOTAL ASSETS                                                     $      461,257
                                                                 ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts Payable - trade                                    $      206,057
     Accrued Expenses                                                    35,370
     Notes Payable                                                      329,656
                                                                 ---------------
     Total Current Liabilities                                          571,083
                                                                 ---------------


STOCKHOLDERS' DEFICIT:
     Common Stock, Par Value $.0001, 100,000,000 shares
       Authorized,  issued and outstanding
       - 27,905,374 shares                                                2,790

     Additional Paid-In Capital                                       1,969,299
     Retained Deficit                                                (2,081,915)
                                                                 ---------------
     Total Stockholders' Deficit                                       (109,826)
                                                                 ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $      461,257
                                                                 ===============

   The accompanying notes are an integral part of these financial statements.

                          INTERNET VENTURE GROUP, INC.
                      Consolidated Statement of Operations
                 For the Years Ended December 31, 1999 and 1998

                                                      1999            1998
                                                --------------------------------

REVENUES:
     Sales                                      $      402,422   $      328,480
     Other revenues                                     62,318                -
                                                --------------------------------
       Total revenues                                  464,740          328,480
                                                --------------------------------

COSTS OF GOODS SOLD:                                   181,303          133,099
                                                --------------------------------

GROSS PROFIT                                           283,437          195,381
                                                --------------------------------


OPERATING EXPENSES:
     Sales and marketing                                41,707           86,080
     General and administrative                        520,911          498,484
                                                --------------------------------
       Total Expenses                                  562,618          584,564
                                                --------------------------------

NET (LOSS)                                      $     (279,181)  $     (389,183)
                                                ================================





Basic and diluted net loss per common share     $        (0.01)  $        (0.09)

Weighted average number of common shares
  outstanding for basic and diluted net
  loss per common share                              6,288,554        4,000,000

   The accompanying notes are an integral part of these financial statements.

                                         INTERNET VENTURE GROUP, INC.
                           Consolidated Statement of Changes in Stockholders' Equity
                           For the Years Ended December 31, 1999 and 1998

                                               COMMON STOCK              ADDITIONAL          RETAINED         TOTAL
                                       ----------------------------        PAID-IN           EARNINGS     STOCKHOLDERS'
                                            SHARES        AMOUNT           CAPITAL          (DEFICIT)         EQUITY
----------------------------------     --------------  ------------   ------------------ ---------------  -------------
BALANCE - DECEMBER 31, 1997                4,000,000   $       400    $       1,712,124  $   (1,413,551)  $    298,973

Net Loss - December 31, 1998                       -             -                    -  $     (389,183)  $   (389,183)
Balance December 31, 1998                  4,000,000           400            1,712,124      (1,802,734)       (90,210)

Merger with GeeWhiz.Com -
  4.5 to 1 split for 4,844,511 shares     23,905,374         2,390              257,175               -        259,565


Net Loss for year                                  -             -                    -        (279,181)      (279,181)

BALANCE - DECEMBER 31, 1999               27,905,374   $     2,790    $       1,969,299  $   (2,081,915)  $   (109,826)

                  The accompanying notes are an integral part of these financial statements.

                                                     F-5

                          INTERNET VENTURE GROUP, INC.
                      Consolidated Statement of Cash Flows
                 For the Years Ended December 31, 1999 and 1998

                                                                       1999             1998
                                                                 --------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
     Net (Loss)                                                  $     (279,181)  $     (389,183)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Services exchanged for common stock                                    -           83,751
       Depreciation                                                      21,473           21,474
       Amortization                                                      24,800           24,799
       Changes in Assets & Liabilities:
       Decrease (Increase) in Accounts Receivable                        12,232           (1,406)
       Decrease (Increase) in Inventory                                   8,916          (15,936)
       (Decrease) Increase in Accounts Payable                          (48,113)         128,725
       (Decrease) Increase in Accrued Expenses                            5,304           22,201
                                                                 --------------------------------
Net Cash Used In Operating Activities                                  (254,569)        (125,575)
                                                                 --------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of equipment                                               (2,726)          (4,000)
                                                                 --------------------------------
Cash Flows Used in Investing Activities                                  (2,726)          (4,000)
                                                                 --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from stock issuance                                       259,565           56,800
     Proceeds from notes payable                                        121,261          101,070
     Note principal payments                                           (117,525)         (29,778)
                                                                 --------------------------------
Cash Flows Provided by Financing Activities                             263,301          128,092
                                                                 --------------------------------

Net Increase in Cash and Cash Equivalents                                 6,006           (1,483)

Cash and Cash Equivalents - Beginning of Year                                 -            1,508
                                                                 --------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                          $        6,006   $           25
                                                                 ================================


Supplemental Cash Flow Information:
     Interest Paid                                               $        3,562   $        6,861
                                                                 ================================
     Income Taxes Paid                                           $            -   $            -
                                                                 ================================

Supplemental schedule of noncash financing activities:
     Acquisition of subsidiary:
       Assets acquired                                           $      461,257
       Liabilities assumed                                              571,083
       Net equity effect of acquisition                          $     (109,826)
                                                                 ===============

   The accompanying notes are an integral part of these financial statements.

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1999

NOTE 1 - ORGANIZATION AND PRESENTATION:
         ------------------------------

       Strategic Ventures, Inc. (the Company) was incorporated in the state of Florida on March 19, 1987. The Company, at the shareholders' meeting on October 18, 1999, completed its name change to Internet Venture Group, Inc.

       Effective December 31, 1999, the Company acquired all issued and outstanding shares of GeeWhiz.Com, Inc. (a Texas corporation) for 23,905,374 shares of the Company's stock by the purchase method. Accordingly, the Company's consolidated financial statements as of and for the year ended December 31, 1999 reflect the consolidation of all its operations on a consolidated basis. All significant intercompany transactions for the year have been eliminated to arrive at the "Consolidated" financial statements. The impact of the acquisition was not material in relation to the Company's results of operations.

       The merger was treated as a reverse acquisition for accounting purposes with GeeWhiz.Com, Inc. as the acquirer and Strategic Ventures, Inc. as the acquiree based upon GeeWhiz.com current officers and directors assuming management control of the resulting entity and the value and ownership interest being received by current GeeWhiz.com, Inc. stockholders exceeding that received by Strategic Ventures, Inc.

       The Company primary business operations are the development, acquisition, marketing and distribution of proprietary products as specialty products and items for the worldwide gift, and novelty and souvenir industries.

       The Company fiscal year end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

       These financial statements are presented on the accrual method of accounting in accordance with generally accepted accounting principles. Significant principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below:

       REVENUE RECOGNITION

       Product Sales are sales of on-line products and specialty items. Revenue is recognized at the time of sale. Other revenue and commission income is recognized when earned.

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

                  Manufacturing Equipment            5 years
                  Furniture & Equipment              5 years

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
         -------------------------------------------------------

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

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The carrying amount of the notes payable and long-term debt are reasonable estimates of fair value as the loans bear interest based on market rates currently available for debt with similar terms.

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1999

       NOTE 2 - PROPERTY AND EQUIPMENT:

       Property and equipment consist of the following:

                  Manufacturing Equipment                          $    105,513
                  Furniture & Equipment                                  29,208
                                                                   -------------
                       Total                                            134,721
                  Less: Accumulated Depreciation                        (75,175)
                                                                   -------------
                                                                   $     59,546
                                                                   =============

       Depreciation expense for 1999 was $21,473.

NOTE 3 - OTHER ASSETS
         ------------

                                                                       ACCUM          BOOK
                                                        COST        AMORTIZATION      VALUE
                                                    -------------  -------------  -------------
         Deposits - Security                        $     15,360   $          -   $      5,360
         Licensing, Patents, Trademarks                  364,496         78,384         86,112
         Organizational Costs                              2,500          2,000            500
                                                    -------------  -------------  -------------
                                                    $    382,356   $     80,384   $    301,972
                                                    =============  =============  =============

       Amortization expense for 1999 was $24,800.

NOTE 4 - NOTES PAYABLE
         -------------

       Following is a summary of notes payable at December 31, 1999:

                                                                                      Amount
       Borrowings against a $30,000 line of credit agreement with a financial institution collateralized by a general security agreement covering substantially all assets of the Company.  The note bears interest at two points above the bank's prime rate (8.25% at December 31, 1999).
       The note is payable on demand; however, if no demand is made it
       matures on February 2001.                                                   $     22,985

       Note payable to a financial institution, payable on demand; however, if no demand is made, payable in monthly installments of $425, including interest at 9.75%, through February 2001. Certain equipment and a personal guaranty by the Company's officers
       collateralize the note.                                                            5,628

       Note payable to an individual shareholder, interest at 7%, payable in
       full - March 2000.                                                                 4,000

       Note payable to an individual shareholder, interest at 8%,payable
       in full - April 2000.                                                            201,043

       Note payable to an individual shareholder, interest at 10.5%, payable
       in full - June 2000.                                                              96,000
                                                                                   -------------

                                                                                   $    329,656
                                                                                   =============

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1999

NOTE 5 - INCOME TAXES
         ------------

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

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

       Deferred tax assets
            Net operating loss carryforwards                       $  2,073,915
            Valuation allowance for deferred tax assets              (2,073,915)
                                                                   -------------
         Net deferred tax assets                                   $          -
                                                                   =============

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

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

NOTE 7 - STOCK OPTIONS:
         --------------

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

                                                                     Weighted-
                                                                      Average
                                                                     Exercise
                                                       Number          Price
                                                      of Shares      per share
                                                    -------------  -------------
         Granted.................................        719,000   $        .58
         Exercised...............................              0            .00
         Canceled................................              0            .00
                                                    -------------
         Balance, December 31, 1998..............        719,000            .58
         Granted.................................        510,000            .68
         Exercised...............................              0            .00
         Canceled................................        (65,000)           .63
                                                    -------------  -------------
         Balance, December 31, 1999..............      1,164,150   $        .62
                                                    =============  =============

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1999

NOTE 7 - STOCK OPTIONS: CONTINUED
         ------------------------

       The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of four (4) years, expected volatility of 87%, and a dividend yield of 0.%

NOTE 8 - GOING CONCERN:
         --------------

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained a substantial operation loss this year. As shown in the financial statements, the Company incurred a net loss of $279,181 for 1999. At December 31, 1999, current liabilities exceed current assets by $471,344. These factors indicate that there is substantial doubt about its ability to continue as a going concern. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, and the success of its future operations.

       In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet it's financial requirements, and the success of it's future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.