Form 10QSB/A
period 2000-03-31
INTERNET VENTURE GROUP INC
filed 2000-11-03
CIK 826674

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10QSB/A

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

      9307 WEST SAM HOUSTON PARKWAY SOUTH, BLDG. 100, HOUSTON, TEXAS 77049
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (713) 596-9308
                                  -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,713,602 as of March 31, 2000

                                    INTERNET VENTURES GROUP, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                                   (Audited)        (Unaudited)
                                                                    12/31/1999       3/31/2000
------------------------------------------------------------------------------------------------
         ASSETS:

Current Assets

         Cash                                                       $     6,006     ($   10,795)
         Accounts Receivable                                             14,145           6,745
         Inventory                                                       79,588          93,851
                                                                    ------------    ------------

         Total Current Assets                                            99,739          89,801

Fixed Assets                                                             59,546          67,415

Other Assets                                                            301,972         295,772
                                                                    ------------    ------------

         Total Assets                                               $   461,257     $   452,988
                                                                    ============    ============


         LIABILITIES:

Current Liabilities

         Accounts Payable                                           $   206,057     $   204,228
         Accrued Liabilities                                             35,370          89,897
         Notes Payable                                                  329,656         303,227
                                                                    ------------    ------------

         Total Current Liabilities                                      571,083         597,352


         Total Liabilities                                          $   571,083     $   597,352

         SHAREHOLDERS' EQUITY

Common Stock                                                              3,030           3,072
         -Par Value:  $0.0001
         -No. of Shares Authorized:  300,000,000
         -No. of Shares Outstanding:  30,298,500 and 30,713,602
              issued and outstanding as of 12/31/99 and 3/31/00,
              respectively
Additional Paid in Capital                                            1,961,059       2,014,027
Accumulated Deficit                                                  (2,073,915)     (2,161,463)
                                                                    ------------    ------------

         Total Shareholders' Equity                                 ($  109,826)    ($  144,364)

         TOTAL LIABILITIES PLUS SHAREHOLDERS' EQUITY                $   461,257     $   452,988
                                                                    ============    ============

                          INTERNET VENTURE GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                      For the Three Months Ended
                                                              March 31,
                                                   -----------------------------

                                                       1999             2000
                                                   -------------   -------------


Revenues                                           $     97,244    $     84,146
                                                   -------------   -------------


Costs and Expenses:
         Cost of Goods Sold                        $     22,297    $     32,493
         General and Administrative Expense             105,435         137,775
         Other Income / Expense                               0           1,426
                                                   -------------   -------------

         Total Costs and Expenses                  $    127,732    $    171,694
                                                   -------------   -------------


Earnings Before Income Tax                         ($    30,488)   ($    87,548)




Income Tax Expense                                            -               -
                                                   -------------   -------------

Net Loss                                           ($    30,488)   ($    87,548)
                                                   =============   =============


-Net Loss per Common Share:                              (0.007)         (0.003)
                                                   =============   =============
-Weighted Average Number of Shares Outstanding:       4,655,828      30,713,602
                                                   =============   =============


                          INTERNET VENTURES GROUP, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY For the
                 Period from December 31, 1998 to March 31, 2000
                                   (Unaudited)


                                       Common Stock             Additional     Accumulated        Total
                                                                 Paid-In
                                  Shares           Amount         Capital        Deficit
                                ------------    ------------    ------------   ------------    ------------

Balance - December 31, 1998       4,000,000             400         316,625       (317,025)              0

Acquisition of subsidiary        26,298,500           2,630       1,644,434     (1,477,709)        169,355

Net Loss for year                         -               -               -       (279,181)       (279,181)
                                ------------    ------------    ------------   ------------    ------------

Balance - December 31, 1999      30,298,500           3,030       1,961,059     (2,073,915)       (109,826)
                                ------------    ------------    ------------   ------------    ------------

Adjust shares in acquisition         89,402               9                                              9

Shares issued for services          300,000              30                                             30

Shares issued for cash               25,700               3          52,968                         52,971

Net Loss for three months                                                          (87,548)        (87,548)
                                ------------    ------------    ------------   ------------    ------------

Balance - March 31, 2000         30,713,602           3,072       2,014,027     (2,161,463)       (144,364)
                                ============    ============    ============   ============    ============

                          INTERNET VENTURE GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the Quarter Ended March 31, 2000
                                   (UNAUDITED)

                                                          March 31,    March 31,
                                                            1999         2000
                                                           --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                           (30,488)     (87,548)
        Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation                                                          0
        Amortization                                                          0
        Changes in Assets & Liabilities:
        Decrease in Accounts Receivable                      6,346        7,400
        Decrease in Inventory                              (24,646)     (14,263)
        Decrease in Accounts Payable                        (9,209)      (1,829)
        Increase in Accrued Expenses                        42,014       54,527
                                                           --------     --------
Net Cash Used in Operating Activities                      (15,983)     (41,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of equipment and other assets                   -       (1,669)
                                                           --------     --------
Cash Flows Used in Investing Activities                          0       (1,669)

CASH FLOWS FROM FINANCING ACTIVITIES
        Equity and stock issuance adjustments               28,809       53,010
        Increase in notes payable                                0      (26,429)
                                                           --------     --------
Cash Flows Provided by Financing Activities                 28,809       26,581

Net Increase in Cash and Cash Equivalents                   12,826      (16,801)

Cash and Cash Equivalents - Beginning of Period             (3,670)       6,006
                                                           --------     --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                    9,156      (10,795)
                                                           ========     ========

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                           March 31, 2000 (Unaudited)

NOTE 1 - ORGANIZATION AND PRESENTATION:
         ------------------------------

         Strategic Ventures, Inc. (the Company) was incorporated in the state of Florida on March 19, 1987. The Company, at the shareholders' meeting on October 18, 1999 completed its name change to Internet Venture Group, Inc.

         Effective December 31, 1999, the Company acquired all issued and outstanding shares of GeeWhiz.com, Inc. (a Texas Corporation) for 23,905,374 shares of the Company's stock by the purchase method. Accordingly, the Company's consolidated financial statements as of and for the period ended March 31, 2000 reflect the consolidation of all its operations on a consolidated basis. All significant intercompany transactions for the period have been eliminated to arrive at the "Consolidated" financial statements. The impact of the acquisition for accounting purposes with GeeWhiz.com, Inc. as the acquirer and Strategic Ventures, Inc. as the acquiree based upon GeeWhiz.com current officers and directors assuming management control of the resulting entity and the value and ownership interest being received by current GeeWhiz.com, Inc. stockholders exceeding that received by Strategic Ventures, Inc.

         The Company's primary business operations are the development, acquisition, marketing and distribution of proprietary products as specialty products and items for the worldwide gift, and novelty and souvenir industries.

         The Company fiscal year end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

         The interim financial statements have been prepared by management and are not audited.

         These financial statements are presented on the accrual method of accounting in accordance with generally accepted accounting principles. Significant principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below:

         REVENUE RECOGNITION:

         Product Sales are sales of on-line products and specialty items. Revenue is recognized at the time of sale. Other revenue and commission income is recognized when earned.

         CASH AND CASH EQUIVALENTS:

         The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

         PROPERTY AND EQUIPMENT:

         Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives:

                  Manufacturing Equipment                              5 years
                  Furniture and Equipment                              5 years

         INCOME TAXES:

         The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

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

         INVENTORIES:

         Inventories are stated at cost, which is not in excess of market determined using the first-in, first-out (FIFO) method. Finished products comprise all of the Company inventories.

         PATENTS, TRADEMARKS, AND LICENSES:

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

         NET EARNING (LOSS) PER SHARE:

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

         PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:
                                                          12/31/99     3/31/00

             Manufacturing Equipment                    $  105,513   $  111,189
             Furniture and Equipment                        29,208       31,301
                                                        -----------  -----------
                          Total                            134,721      142,490
             Less Accumulated Depreciation                 (75,175)     (75,075)
                                                        -----------  -----------
                                                        $   59,546   $   67,415
                                                        -----------  -----------

NOTE 3 - OTHER ASSETS:
         -------------

        3/31/00:                                                        ACCUM.         BOOK
                                                          COST       AMORTIZATION     VALUE
                                                       -----------   -----------   -----------
        Deposits - Security                            $   15,360    $             $   15,360
        Licensing, Patents, Trademarks                    362,754        82,842       279,912
        Organizational Costs                                2,500         2,000           500
                                                       -----------   -----------   -----------
                                                       $  380,614    $   84,842    $  295,772
                                                       -----------   -----------   -----------

NOTE 4 - NOTES PAYABLE:
         --------------

Following is a summary of notes payable at December 31, 1999 and March 31, 2000:

                                                                                          12/31/99          3/31/00
                                                                                         ----------       ----------
        Borrowings against a $30,000 line of credit agreement with a                     $   22,985       $   27,515
        financial institution collateralized by a general security agreement covering substantially all assets of the Company. The note bears interest at two points above the bank's prime rate (8.25% at December
        31, 1999 and 10.5% at March 31, 2000). The note is payable on demand; however if no demand is made it matures on February 2001.
        Note Payable to a financial institution, payable on demand, however,                  5,628            5,001
        if no demand is made, payable in monthly installments of $425, including interest at 9.75% through February 2001. Certain equipment and a personal guaranty by the Company's officers collaterize the note.
        Short term Notes Payable to related parties that are noninterest                        -0-           74,600
        bearing and are payable on demand.
        Note payable to an individual shareholder, interest at 7%, payable in                 4,000              -0-
        full March 2000.
        Note payable to an individual shareholder, interest at 8%, payable in               201,043          130,111
        full on demand.
        Note payable to an individual shareholder, interest at 10.5%, payable                96,000           66,000
        on demand.                                                                       ----------      -----------
                                                                                         $  329,656      $  $303,227
                                                                                         ----------      -----------

NOTE 5 -  INCOME TAXES:
          -------------

         There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

         Deferred income taxes reflect the net tax affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

                                                              12/31/99       3/31/00
                                                           -------------  -------------
         Deferred tax assets
            Net operating loss carryforwards               $  2,073,915   $  2,161,463
            Valuation allowance for deferred tax assets      (2,073,915)    (2,161,463)
                                                           -------------  -------------
         Net deferred tax assets                                     -0-            -0-
                                                           =============  =============

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Company had net operating loss carryforwards of approximately $2,073,915 as of December 31, 1999 and $2,161,463 as of March 31, 2000 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2003. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         Lease Commitments

         In December 1997, the Company entered into a five-year operating lease commencing December 1997 for office and warehouse space located in Houston, Texas. Future minimum lease commitments for all building leases approximate the following for each of the five years ending December 31, 2000 and thereafter: 2000- $75,943; 2001 - $78,386; 2002 -
         $73,907; and none thereafter. Rent expense for the year ended December 31, 1999 was $73,296 and was $16,013 for the three month period ending March 31, 2000.

NOTE 7 - STOCK OPTIONS:
         --------------

         The Company has granted options to purchase share of common stock to employees, directors, consultants, and investors at prices not less than 100% of the fair market value, as determined by the Board of Directors, at date of grant. Options generally become exercisable ratably over a five-year period, commencing one year from the date of grant and have a maximum term of five years. A summary of the Company's stock is presented below:

                                                          Weighted-Average
                                           Number of       Exercise Price
                                             Shares         per share
        Balance December 31, 1999            1,164,150          $.62
        Granted                              8,112,475          $.23
        Exercised                                  -0-           -0-
        Cancelled                                  -0-           -0-
                                             ---------        -------
        Balance March 31, 2000               9,276,625          $.28
                                             ---------        -------

         The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of four (4) years, expected volatility of 87%, and a dividend yield of 0%.

NOTE 8 - GOING CONCERN:
         --------------

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained a substantial operation loss this year. As shown in the financial statements, the Company incurred a net loss of $279,181 for the 12 months ended December 31, 1999 and $87,548 for the three months ended March 31, 2000. At December 31, 1999 current liabilities exceeded current assets by $471,344 and at March 31, 2000 current liabilities exceeded current assets by $507,551. These factors indicate there is substantial doubt about the Company's ability to continue as a going concern. The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Company's financial statements and related notes contained in this Form 10-QSB/A.

                                PLAN OF OPERATION
                                -----------------

         The Company has completed two acquisitions in the year 2000. The Company merged with GeeWhiz.com in July 2000. GeeWhiz operates a vertical business portal e-commerce web site designed to access and service the promotional products, gifts, and souvenir markets, functioning within the Company as a separate division. To date, GeeWhiz has principally been engaged in the sale of its proprietary Starglas line of fiber optic illuminated drinking containers. Although GeeWhiz is currently a division of the Company, management intends to form a new, wholly-owned subsidiary to operate the GeeWhiz business prior to the end of 2000. In September 2000, the Company acquired ownership of approximately 88% of the capital stock of Swan Magnetics, Inc., a California corporation. The Company plans for Swan to continue its current business, operating as a subsidiary of the Company.

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

         o Continuing the operations of Swan as a subsidiary of the Company; and

         o        Seeking additional equity financing for the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

FINANCIAL CONDITION

At March 31, 2000, the Company had current assets of approximately $89,801 and total assets of approximately $452,888. Current liabilities at March 31, 2000 were approximately $597,352, and the Company had no long-term liabilities. The Company's stockholders' deficit at March 31, 2000 was $144,364.


RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2000 to March 31, 1999.
----------------------------------------------------------------------

REVENUES. Revenues decreased approximately $13,098 from $97,244 to $84,146 for the three month periods ended March 31, 1999 and 2000, respectively. This decrease was attributable principally to reduced product sales.

COSTS AND EXPENSES. Costs of goods sold during the three months ended March 31, 2000 increased to $32,493 from $22,297 for the same period in 1999. This increase was primarily the result of increases in the price of materials and retooling expenses. Other expenses, consisting of selling, general and administrative expenses, and sales and marketing expenses, increased to $137,775 for the three months ended March 31, 2000 from $105,435 for the three months ended March 31, 1999. The increase was principally due to the Company seeking offshore vendors for the purpose of reducing the Company's production costs.

NET LOSS. The Company's net loss for the three months ended March 31, 2000 was approximately $87,548, compared to a net loss of $30,488 during the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities resulted in a loss of approximately $41,713 for the three months ended March 31, 2000, compared to a loss of $15,983 for the three months ended March 31, 1999. The Company had a cash deficit in the amount of $10,795 at March 31, 1999.

The Company financed its operations for the three months ended March 31, 1999 and 2000 principally through the issuance of common stock in private transactions, and borrowings from its management and stockholders.

The Company secured a $1,000,000 loan from Swan Magnetics, Inc. prior to the Company's September 2000 acquisition of a majority block of the capital stock of Swan, and the Company has pending the acquisition of businesses that management believes can provide additional cash for the Company's operations and be profitable in both the short and long-term. Management also intends to attempt to raise additional funds through private sales of the Company's common stock. Although management believes that these efforts will enable the Company to meet its liquidity needs in the future, there can be no assurance that these efforts will be successful.

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

The Company has been able to continue based upon the financial support of certain of its stockholders, and the continued existence of the Company is dependent upon this support and the Company's ability to acquire assets by the issuance of stock. Management believes that the Company's recent business acquisitions can provide additional cash for the Company's operations and be profitable in both the short and long-term. Management also intends to attempt to raise additional funds through private sales of the Company's common stock. Although management believes that these efforts will enable the Company to continue as a going concern, there can be no assurance that these efforts will be successful.

      PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         On March 9, 2000 Tommy Tipton filed suit against the Company in the 155th Judicial District Court in Fayette County, Texas. Mr. Tipton is a co-owner of patents relating to the "Starglas" line of products sold by the Company's GeeWhiz.com division. Mr. Tipton alleges the Company failed to pay royalties on sales of the Starglas products under a license agreement between Mr. Tipton and GeeWhiz.com. As of the date of this report, the parties have reached an agreement to settle the suit. Under the terms of the settlement, the Company would pay Mr. Tipton $122,000.

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           None

---------------------

                          INTERNET VENTURE GROUP, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           INTERNET VENTURE GROUP, INC.



Date: November 1, 2000              /s/ Elorian Landers
                                    ----------------------------
                                    Elorian Landers, President