Form 10QSB/A
period 2000-06-30
INTERNET VENTURE GROUP INC
filed 2000-11-13
CIK 826674

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

Part I:  FINANCIAL INFORMATION

                                    INTERNET VENTURES GROUP, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                                   (Audited)        (Unaudited)
                                                                    12/31/1999       6/30/2000
------------------------------------------------------------------------------------------------
         ASSETS:

Current Assets

         Cash                                                       $     6,006     $   208,201
         Accounts Receivable                                             14,145          10,934
         Inventory                                                       79,588          91,198
                                                                    ------------    ------------

         Total Current Assets                                            99,739         310,333

Fixed Assets                                                             59,546          60,579

Other Assets                                                            301,972         289,072
                                                                    ------------    ------------

         Total Assets                                               $   461,257     $   659,984
                                                                    ============    ============


         LIABILITIES:

Current Liabilities

         Accounts Payable                                           $   206,057     $   197,538
         Accrued Liabilities                                             35,370          73,277
         Notes Payable                                                  329,656         304,496
                                                                    ------------    ------------

         Total Current Liabilities                                      571,083         575,311


         Total Liabilities                                          $   571,083     $   575,311

         SHAREHOLDERS' EQUITY

Common Stock                                                        $     3,030     $     3,081
         -Par Value:  $0.0001
         -No. of Shares Authorized:  300,000,000
         -No. of Shares Outstanding:  30,298,500 and 30,809,152
              issued and outstanding as of 12/31/99 and 6/30/00,
              respectively
Additional Paid in Capital                                            1,961,059       2,800,276
Accumulated Deficit                                                  (2,073,915)     (2,718,684)
                                                                    ------------    ------------

         Total Shareholders' Equity                                 ($  109,826)    $    84,673

         TOTAL LIABILITIES PLUS SHAREHOLDERS' EQUITY                $   461,257     $   659,984
                                                                    ============    ============

                          INTERNET VENTURE GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    For the Three Months Ended
                                                              June 30,
                                                   -----------------------------

                                                       1999             2000
                                                   -------------   -------------


Revenues                                           $    178,575    $     91,850
                                                   -------------   -------------

Costs and Expenses:
         Cost of Goods Sold                        $    119,081    $    115,474
         General and Administrative Expense             108,736         530,614
         Other Income / Expense                               0           2,984
                                                   -------------   -------------

         Total Costs and Expenses                  $    227,817    $    649,072
                                                   -------------   -------------


Earnings Before Income Tax                         ($    49,242)   ($   557,222)

Income Tax Expense                                            -               -
                                                   -------------   -------------

Net Loss                                           ($    49,242)   ($   557,222)
                                                   =============   =============

-Net Loss per Common Share:                              (0.011)         (0.018)
                                                   =============   =============

-Weighted Average Number of Shares Outstanding:       4,655,828      30,809,152
                                                   =============   =============



                                                      For the Six Months Ended
                                                              June 30,
                                                   -----------------------------

                                                       1999             2000
                                                   -------------   -------------


Revenues                                           $    275,819    $    175,996
                                                   -------------   -------------

Costs and Expenses:
         Cost of Goods Sold                        $    141,378    $    147,967
         General and Administrative Expense             214,171         668,389
         Other Income / Expense                               0           4,410
                                                   -------------   -------------

         Total Costs and Expenses                  $    355,549    $    820,766
                                                   -------------   -------------


Earnings Before Income Tax                         ($    79,730)   ($   644,770)

Income Tax Expense                                            -               -
                                                   -------------   -------------

Net Loss                                           ($    79,730)   ($   644,770)
                                                   =============   =============

-Net Loss per Common Share:                              (0.017)         (0.021)
                                                   =============   =============

-Weighted Average Number of Shares Outstanding:       4,655,828      30,809,152
                                                   =============   =============


                          INTERNET VENTURES GROUP, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY For the
                 Period from December 31, 1998 to June 30, 2000
                                   (Unaudited)


                                       Common Stock             Additional     Accumulated        Total
                                                                 Paid-In
                                  Shares           Amount         Capital        Deficit
                                ------------    ------------    ------------   ------------    ------------

Balance - December 31, 1998       4,000,000             400         316,625       (317,025)              0

Acquisition of subsidiary        26,298,500           2,630       1,644,434     (1,477,708)        169,356

Net Loss for year                         -               -               -       (279,181)       (279,181)
                                ------------    ------------    ------------   ------------    ------------

Balance - December 31, 1999      30,298,500           3,030       1,961,059     (2,073,914)       (109,825)
                                ------------    ------------    ------------   ------------    ------------

Adjust shares in acquisition         89,402               9                                              9

Shares issued for services          300,000              30                                             30

Shares issued for cash              121,250              12         839,217                        839,229

Net Loss for six months                   -               -               -       (644,770)       (644,770)
                                ------------    ------------    ------------   ------------    ------------

Balance - June 30, 2000          30,809,152           3,081       2,800,276     (2,718,684)         84,673
                                ============    ============    ============   ============    ============

                          INTERNET VENTURE GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2000
                                   (UNAUDITED)

                                                          June 30,      June 30,
                                                            1999         2000
                                                           --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                           (79,729)    (644,770)
        Adjustments to reconcile net loss to net
          cash used in operating activities:
          Depreciation
          Amortization
        Changes in Assets & Liabilities:
          Decrease in Accounts Receivable                   40,949        3,211
          (Decrease) Increase in Inventory                   50,278     (11,610)
          Decrease in Accounts Payable                      (78,747)     (8,519)
          Decrease in Accrued Expenses                        3,767      37,907
                                                           --------     --------
Net Cash Used in Operating Activities                      (55,482)    (623,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of equipment and other assets               9,102       11,867
                                                           --------     --------
Cash Flows Used in Investing Activities                      9,102       11,867

CASH FLOWS FROM FINANCING ACTIVITIES
        Equity and stock issuance adjustments               64,918      839,269
        Increase in notes payable                                0      (25,160)
                                                           --------     --------
Cash Flows Provided by Financing Activities                 64,918      814,109

Net Increase in Cash and Cash Equivalents                   18,538      202,195

Cash and Cash Equivalents - Beginning of Period             (3,670)       6,006
                                                           --------     --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                   14,868      208,201
                                                           ========     ========

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                                  June 30, 2000

NOTE 1 - ORGANIZATION AND PRESENTATION:
         ------------------------------

         Strategic Ventures, Inc. (the "Company") was incorporated in the state of Florida on March 19, 1987. The Company, at the shareholders' meeting on October 18, 1999 completed its name change to Internet Venture Group, Inc.

         Effective December 31, 1999, the Company acquired all issued and outstanding shares of GeeWhiz.com, Inc. (a Texas Corporation) for 23,905,374 shares of the Company's stock by the purchase method. Accordingly, the Company's consolidated financial statements as of and for the period ended June 30, 2000 reflect the consolidation of all its operations on a consolidated basis. All significant intercompany transactions for the period have been eliminated to arrive at the "Consolidated" financial statements. The impact of the acquisition for accounting purposes with GeeWhiz.com, Inc. as the acquirer and Strategic Ventures, Inc. as the acquiree based upon GeeWhiz.com current officers and directors assuming management control of the resulting entity and the value and ownership interest being received by current GeeWhiz.com, Inc. stockholders exceeding that received by Strategic Ventures, Inc.

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

         PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:
                                                          12/31/99     6/30/00

             Manufacturing Equipment                    $  105,513   $  115,189
             Furniture and Equipment                        29,208       31,301
                                                        -----------  -----------
                          Total                            134,721      146,490
             Less Accumulated Depreciation                 (75,175)     (85,911)
                                                        -----------  -----------
                                                        $   59,546   $   60,579
                                                        -----------  -----------

NOTE 3 - OTHER ASSETS:
         -------------

        6/30/00:                                                        ACCUM.         BOOK
                                                          COST       AMORTIZATION     VALUE
                                                       -----------   -----------   -----------
        Deposits - Security                            $   15,360    $             $   15,360
        Licensing, Patents, Trademarks                    362,254        89,042       273,212
        Organizational Costs                                2,500         2,000           500
                                                       -----------   -----------   -----------
                                                       $  380,114    $   91,042    $  289,072
                                                       -----------   -----------   -----------

NOTE 4 - NOTES PAYABLE:
         --------------

Following is a summary of notes payable at December 31, 1999 and June 30, 2000:

                                                                                          12/31/99         6/30/00
                                                                                         ----------      -----------
        Borrowings against a $30,000 line of credit agreement with a                     $   22,985      $     8,785
        financial institution collateralized by a general security agreement covering substantially all assets of the Company. The note bears interest at two points above the bank's prime rate (8.25% at December
        31, 1999 and 11.5% at June 30, 2000). The note is payable on  demand;
        however if no demand is made it matures on February 2001.
        Note Payable to a financial institution, payable on demand, however,                  5,628              -0-
        if no demand is made, payable in monthly installments of $425, including interest at 9.75% through February 2001. Certain equipment and a personal guaranty by the Company's officers collaterize the note.
        Short term Notes Payable to related parties that are noninterest                        -0-           69,600
        bearing and are payable on demand.
        Note payable to an individual shareholder, interest at 7%, payable in                 4,000              -0-
        full March 2000.
        Note payable to an individual shareholder, interest at 8%, payable in               201,043          160,111
        full on demand.
        Note payable to an individual shareholder, interest at 10.5%, payable                96,000           66,000
        on demand.                                                                       ----------      -----------
                                                                                         $  329,656      $   304,496
                                                                                         ----------      -----------

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

         Deferred income taxes reflect the net tax affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

                                                              12/31/99       6/30/00
                                                           -------------  -------------
         Deferred tax assets
            Net operating loss carryforwards               $  2,073,915   $  2,718,684
            Valuation allowance for deferred tax assets      (2,073,915)    (2,718,684)
                                                           -------------  -------------
         Net deferred tax assets                                     -0-            -0-
                                                           =============  =============

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Company had net operating loss carryforwards of approximately $2,073,915 as of December 31,1999 and $2,718,684 as of June 30, 2000 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2003. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         Lease Commitments

         In December 1997, the Company entered into a five-year operating lease commencing December 1997 for office and warehouse space located in Houston, Texas. Future minimum lease commitments for all building lease approximate the following for each of the five years ending December 31, 2000 and thereafter: 2000- $75,943; 2001 - $78,386; 2002 - $73,907;
         and none thereafter. Rent expense for the year ended December 31, 1999 was $73,296 and was $19,169 for the six month period ending June 30, 2000.

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

                                                            Weighted-Average
                                             Number of       Exercise Price
                                              Shares           per share
                                             ---------
        Balance December 31, 1999            1,164,150            $.62
        Granted                              8,212,475            $.23
        Exercised                                  -0-             -0-
        Cancelled                                  -0-             -0-
                                             ---------           -----
        Balance June 30, 2000                9,376,625             .28
                                             ---------           -----

         The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of four (4) years, expected volatility of 87%, and a dividend yield of 0%.


NOTE 8 - GOING CONCERN:
         --------------

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained a substantial operation loss this year. As shown in the financial statements, the Company incurred a net loss of $279,181 for the twelve month ended December 31, 1999 and $644,770 for the six months ended June 30, 2000. At December 31, 1999 current liabilities exceeded current assets by $471,344 and at June 30, 2000 current liabilities exceeded current assets by $264,978. These factors indicate there is substantial doubt about the Company's ability to continue as a going concern. The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

FINANCIAL CONDITION

         At June 30, 2000, the Company had current assets of approximately $310,333 and total assets of approximately $659,984. Current liabilities at June 30, 2000 were approximately $575,311, and the Company had no long-term liabilities. The Company's stockholders' deficit at June 30, 2000 was $84,673.


RESULTS OF OPERATIONS


Comparison of the Three Months Ended June 30, 2000 to June 30, 1999.
-------------------------------------------------------------------

REVENUES. Revenues decreased approximately $99,823 from $275,819 to $175,996 for the six month periods ended June 30, 1999 and 2000, respectively. This decrease was attributable principally to reduced product sales.

COSTS AND EXPENSES. Costs of goods sold during the six months ended June 30, 2000 increased to $147,967 from $141,378 for the same period in 1999. This increase was primarily the result of increases in the price of materials and retooling expenses. Other expenses, consisting of selling, general and administrative expenses, and sales and marketing expenses, increased to $668,389 for the six months ended June 30, 2000 from $214,171 for the six months ended June 30, 1999. The increase was principally due to increased travel, legal, accounting and other expenses related to completing the Company's acquisitions of both GeeWhiz.com and Swan Magnetics, Inc.

NET LOSS. The Company's net loss for the six months ended June 30, 2000 was approximately $644,770, compared to a net loss of $79,729 during the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities resulted in a loss of approximately $623,781 for the six months ended June 30, 2000, compared to a loss of $55,482 for the six months ended June 30, 1999. The Company had cash and cash equivalents in the amount of $208,201 at June 30, 1999.

The Company financed its operations for the six months ended June 30, 1999 and 2000 principally through the issuance of common stock in private transactions, and borrowings from its management and stockholders.

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

        Report on Form 8-K was filed on April 17, 2000.




                                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2000

                                    INTERNET VENTURE GROUP



                                    /s/ Elorian Landers
                                    --------------------------
                                    Elorian Landers, President