Form 10QSB
period 2000-09-30
INTERNET VENTURE GROUP INC
filed 2000-11-20
CIK 826674

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


 For Quarter Ended                                    Commission File Number
 -----------------                                    ----------------------

September 30, 2000                                          33-19196-A


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

                41,802,819 common shares as of September 30, 2000

                                   INTERNET VENTURE GROUP, INC.

                                   Consolidated Balance Sheets

                             September 30, 2000 and December 31, 1999

                                              ASSETS
                                              ------

                                                                      Unaudited        Audited
                                                                    September 30,   December 31,
                                                                         2000            1999
                                                                    -------------   -------------
CURRENT ASSETS
   Cash                                                             $  5,939,348    $      6,006
   Accounts receivable, net                                               27,060          14,145
   Inventory                                                             114,022          79,588
   Notes receivable                                                      115,000               -
                                                                    -------------   -------------

         Total current assets                                          6,195,430          99,739

PROPERTY AND EQUIPMENT, net                                               55,979          59,546
OTHER ASSETS, net                                                     15,907,232         301,972
                                                                    -------------   -------------

                                                                    $ 22,158,641    $    461,257
                                                                    =============   =============


                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                          ----------------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                 $  1,062,902    $    206,057
   Notes payable                                                       2,810,496         329,656
   Accrued liabilities                                                   623,795          35,370
                                                                    -------------   -------------

         Total current liabilities                                     4,497,193         571,083

MINORITY INTEREST                                                        297,521               -

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, par value $0.0001, 300,000,000 shares
     authorized, 41,802,819 and 30,298,500 issued and outstanding
     at September 30, 2000 and December 31, 1999, respectively             4,180           3,030
   Paid-in capital                                                    21,029,618       1,961,059
   Accumulated deficit                                                (3,669,871)     (2,073,915)
                                                                    -------------   -------------

         Total stockholders' equity (deficit)                         17,363,927        (109,826)
                                                                    -------------   -------------

                                                                    $ 22,158,641    $    461,257
                                                                    =============   =============

          See accompanying notes to consolidated financial statements.

                          INTERNET VENTURE GROUP, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                Nine months         Nine months
                                                   ended               ended
                                               September 30,       September 30,
                                                    2000                1999
                                               -------------       -------------

REVENUES
   Sales                                       $    260,416        $    296,252
   Other                                                  -              58,000
                                               -------------       -------------

         Total revenues                             260,416             354,252

COST OF GOODS SOLD, sales                          (156,820)           (156,568)
                                               -------------       -------------

GROSS PROFIT                                        103,596             197,684

OPERATING EXPENSES,
  administrative and overhead                    (1,692,396)           (307,812)

INTEREST EXPENSE                                     (7,156)            (44,912)
                                               -------------       -------------

NET LOSS                                       $ (1,595,956)       $   (155,040)
                                               =============       =============

NET LOSS PER SHARE                             $      (.038)       $      (.006)
                                               =============       =============

WEIGHTED AVERAGE COMMON SHARES                   41,802,819          26,100,000
                                               =============       =============

          See accompanying notes to consolidated financial statements.

                          INTERNET VENTURE GROUP, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                Three months       Three months
                                                   ended              ended
                                               September 30,       September 30,
                                                    2000                1999
                                               -------------       -------------
REVENUES
   Sales                                       $     84,364        $     52,697
   Other                                                  -              29,000
                                               -------------       -------------

         Total revenues                              84,364              81,697

COST OF GOODS SOLD, sales                            (8,945)            (15,191)
                                               -------------       -------------

GROSS PROFIT                                         75,419              66,506

OPERATING EXPENSES,
  administrative and overhead                      (958,716)            (98,479)

INTEREST EXPENSE                                     (2,746)            (40,075)
                                               -------------       -------------

NET LOSS                                       $   (886,043)       $    (72,048)
                                               =============       =============

NET LOSS PER SHARE                             $     (0.021)       $      (.003)
                                               =============       =============

WEIGHTED AVERAGE COMMON SHARES                   41,802,819          26,100,000
                                               =============       =============

          See accompanying notes to consolidated financial statements.

                                    INTERNET VENTURE GROUP, INC.

                                Consolidated Statements of Cash Flows
                                             (Unaudited)

                                                Nine months ended           Three months ended
                                                  September 30,                September 30,
                                                  -------------                -------------
                                               2000           1999           2000           1999
                                           ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net loss                               $(1,595,956)   $  (155,040)   $  (886,043)   $   (72,048)
    Adjustments to reconcile net loss
     to net cash used in operating
     activities:
       Depreciation                             16,103         10,470          5,367              -
       Amortization                             16,532          8,081          4,132              -
       Stock based compensation                446,830              -        371,860              -
       Changes in assets and liabilities
         net of effects from purchase of
         subsidiary:
           Current assets                      (47,349)        68,509        (22,180)        (4,490)
           Current liabilities                     271        (46,907)        (3,364)        (5,429)
                                           ------------   ------------   ------------   ------------

    Net cash used in operating
      activities                            (1,163,569)      (114,887)      (530,228)       (81,966)

CASH FLOWS FROM INVESTING
  ACTIVITIES
    Purchase of property
      and equipment                            (12,536)       (20,682)        (4,166)       (11,232)
    Increase in note receivable               (115,000)             -       (115,000)             -
    Cash acquired through purchase of
      subsidiary                             5,404,338              -      5,404,338              -
                                           ------------   ------------   ------------   ------------

    Net cash provided by (used in)           5,276,802        (20,682)     5,285,172        (11,232)
      investing activities

CASH FLOWS FROM FINANCING
  ACTIVITIES
    Net increase (decrease) in
      notes payable                            980,880       (260,172)       909,888       (273,172)
    Proceeds on issuance of stock              839,229        398,832         58,119        362,619
                                           ------------   ------------   ------------   ------------

    Net cash provided by financing
      activities                             1,820,109        138,660        968,007         89,447
                                           ------------   ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH              5,933,342          3,091      5,722,951         (3,751)

CASH AT BEGINNING OF PERIOD                      6,006          8,026        216,397         14,868
                                           ------------   ------------   ------------   ------------

CASH AT END OF PERIOD                      $ 5,939,348    $    11,117    $ 5,939,348    $    11,117
                                           ============   ============   ============   ============

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

The Company purchased approximately 88% of the common stock of Swan Magnetics, Inc. with common stock and warrants valued at $17,783,611. In conjunction with the acquisition, the fair value of assets and liabilities assumed were as follows:

     Tangible assets acquired, including cash                 $  5,653,417
     Intangible assets acquired                                 15,601,792
     Liabilities assumed                                        (3,471,598)
                                                              -------------

     Value of stock and warrants issued                       $ 17,783,611
                                                              =============

          See accompanying notes to consolidated financial statements.

                                       INTERNET VENTURE GROUP, INC.

                   Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                                (Unaudited)

                               December 31, 1998 through September 30, 2000

                                      Common Stock
                             -----------------------------     Additional
                                Number of                       Paid-in       Accumulated
                                 Shares          Amount         Capital         Deficit          Total
                             -------------   -------------   -------------   -------------   -------------
BALANCE,
  December 31, 1998             4,000,000    $        400    $    316,625    $   (317,025)   $          -

ACQUISITION OF
  SUBSIDIARY                   26,298,500           2,630       1,644,434      (1,477,709)        169,355

NET LOSS                                -               -               -        (279,181)       (279,181)
                             -------------   -------------   -------------   -------------   -------------

BALANCE,
  December 31, 1999            30,298,500           3,030       1,961,059      (2,073,915)       (109,826)

ADJUST SHARES IN
  ACQUISITION                      89,402               9               -               -               9

SHARES ISSUED FOR
  SERVICES                        500,000              50         374,950               -         375,000

SHARES ISSUED FOR
  CASH                            121,250              12         839,217               -         839,229

ACQUISITION OF
  SUBSIDIARY                   10,793,667           1,079      17,782,532               -      17,783,611

WARRANTS ISSUED FOR
  SERVICES                              -               -          71,860               -          71,860

NET LOSS, for nine months               -               -               -      (1,595,956)     (1,595,956)
                             -------------   -------------   -------------   -------------   -------------

BALANCE,
  September 30, 2000           41,802,819    $      4,180    $ 21,029,618    $ (3,669,871)   $ 17,363,927
                             =============   =============   =============   =============   =============

          See accompanying notes to consolidated financial statements.

                          INTERNET VENTURE GROUP, INC.

                   Notes to Consolidated Financial Statements


NOTE 1 - ORGANIZATION AND PRESENTATION

         Strategic Ventures, Inc. was incorporated in the state of Florida on March 19, 1987. At a stockholders' meeting on October 18, 1999, Strategic Ventures, Inc. completed its name change to Internet Venture Group, Inc. (the Company).

         Effective December 31, 1999, the Company acquired all issued and outstanding shares of GeeWhiz.com, Inc. (a Texas Corporation) for 26,298,500 shares of the Company's stock by the purchase method. For accounting purposes, the acquisition was treated as a reverse acquisition, with GeeWhiz.com, Inc. as the acquirer and Strategic Ventures, Inc. as the acquiree. The acquisition qualified as a reverse acquisition because the officers and directors of GeeWhiz.com assumed management control of the resulting entity and the value and ownership interest received by current GeeWhiz.com, Inc. stockholders exceeded that received by Strategic Ventures, Inc.

         On September 28, 2000, the Company acquired ownership of approximately 88% of the issued and outstanding shares of Swan Magnetics, Inc. (a California Corporation), for shares of the Company's stock. The transaction was accounted for under the purchase method. See Note 10.

         The primary purpose of the Company is to become an internet company through the acquisition, development and operation of early-stage companies involved in "business-to-business," "business-to-consumer" and "click and mortar" business activities. The primary business of GeeWhiz.com, which now operates as a division of the Company, is the development, acquisition, marketing and distribution of proprietary products as specialty products and items for the Worldwide gift, novelty and souvenir industries. Swan Magentics, Inc., which operates as a majority-owned subsidiary of the Company, is involved in the development of a proprietary ultra-high capacity (UHC), flexible disk drive technology and currently has no revenue generating operations.

         The Company's fiscal year-end is December 31.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The interim financial statements have been prepared by management and are unaudited.

         These financial statements are presented on the accrual method of accounting in accordance with generally accepted accounting principles. Significant principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below:

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The Company's consolidated financial statements as of and for the period ended September 30, 2000 reflect its operations on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS
         -------------------------

         The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         INVENTORIES
         -----------

         Inventories are stated at cost, determined using the first-in, first-out (FIFO) method, which is not in excess of market. Finished products comprise all of the Company's inventories.

         PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives:

         Manufacturing Equipment                       5 years
         Furniture and Equipment                       5 years

         PATENTS, TRADEMARKS, AND LICENSES
         ---------------------------------

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

         INTANGIBLE ASSETS
         -----------------

         The Company recorded intangible assets for the excess of cost over fair value of net tangible assets acquired during the acquisition of Swan. This asset represents goodwill and intellectual property acquired and is being amortized over 10 years on a straight-line basis.

         REVENUE RECOGNITION
         -------------------

         Product Sales are sales of on-line products and specialty items. Revenue is recognized at the time products are shipped. Other revenue and commission income is recognized when the earnings process has been completed.

         INCOME TAXES
         ------------

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

         NET EARNINGS (LOSS) PER SHARE
         ----------------------------

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The carrying amount of the notes payable are reasonable estimates of fair value as the loans bear interest based on market rates currently available for debt with similar terms.

         USE OF ESTIMATES
         ----------------

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

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                September 30,   December 31,
                                                     2000           1999
                                                 ------------   ------------

         Manufacturing equipment                 $   115,956    $   105,513
         Furniture and equipment                      31,301         29,208
                                                 ------------   ------------

                                                     147,257        134,721

         Less accumulated depreciation                91,278         75,175
                                                 ------------   ------------

                                                 $    55,979    $    59,546
                                                 ============   ============

NOTE 4 - OTHER ASSETS

         At September 30, 2000, other assets consisted of the following:

                                         Historical   Accumulated       Book
                                            Cost      Amortization      Value
                                        ------------  ------------  ------------

         Security deposits              $    15,360   $         -   $    15,360
         Licensing, patents, trademarks     362,754        93,174       269,580
         Organizational costs                 2,500         2,000           500
         Prepaid expenses                    20,000             -        20,000
         Intangible assets               15,601,792             -    15,601,792
                                        ------------  ------------  ------------

                                        $16,002,406   $    95,174   $15,907,232
                                        ============  ============  ============


         At December 31, 1999, other assets consisted of the following:

                                         Historical   Accumulated       Book
                                            Cost      Amortization      Value
                                        ------------  ------------  ------------

         Security deposits              $    15,360   $         -   $    15,360
         Licensing, patents, trademarks     362,754        77,142       285,612
         Organizational costs                 2,500         1,500         1,000
                                        ------------  ------------  ------------

                                        $   380,614   $    78,642   $   301,972
                                        ============  ============  ============

NOTE 5 - NOTES PAYABLE

         Notes payable consisted of the following:

                                                                              September 30,       December 31,
                                                                                   2000                1999
                                                                              --------------     ---------------
         Borrowings against a $30,000 line-of-credit agreement with a financial institution collateralized by a general security agreement covering substantially all assets of the Company; the note bears interest at two points above the bank's prime rate
         (8.25% at December 31, 1999 and 11.5% at September 30, 2000); the
         note is payable on demand; however if no demand is made it matures
         February 2001                                                        $      19,785      $       22,985

         Note payable to a financial institution, payable on demand, however, if no demand is made, payable in monthly installments of
         $425, including interest at 9.75% through February 2001,
         collateralized by certain equipment
         and the personal guarantees of the Company officers                              -               5,628

         Short-term notes payable to related parties, non-interest
         bearing and payable on demand                                               64,600                   -

         Note payable to an individual stockholder, interest at
         7.0%, payable in full March 2000                                                 -               4,000

         Note payable to an individual stockholder, interest at
         8.0%, payable in full on demand                                            160,111             201,043

         Note payable to an individual stockholder, interest at
         10.5%, payable on demand                                                    66,000              96,000

         Note payable to a company, interest at 8%, payable
         on demand                                                                1,000,000                   -

         Note payable to a company, interest at 8%, due
         July 2003                                                                1,500,000                   -
                                                                              --------------     ---------------

                                                                              $   2,810,496      $      329,656
                                                                              ==============     ===============

NOTE 6 - INCOME TAXES

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

         Deferred income taxes reflect the net tax affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

                                                    September 30,   December 31,
                                                        2000           1999
                                                    ------------   ------------
         Deferred tax assets
            Net operating loss carryforwards        $ 3,669,871    $ 2,073,915
            Valuation allowance for deferred
              tax assets                             (3,669,871)    (2,073,915)
                                                    ------------   ------------

         Net deferred tax assets                    $         -    $         -
                                                    ============   ============

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Company had net operating loss carryforwards for federal income tax purposes of approximately $3,669,871 and $2,073,915 as of September 30, 2000 and December 31, 1999, respectively. These carryforwards, if not utilized to offset taxable income begin to expire in 2003. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 7 - STOCK OPTIONS

         The Company has granted options to purchase shares of common stock to employees, directors, consultants, and investors at prices as determined by the Board of Directors, at date of grant. A summary of the Company's stock options granted is presented below:

                                                               Weighted-
                                                               Average
                                                               Exercise
                                               Number of       Price per
                                                 Shares          Share
                                             -------------   --------------

         Balance, December 31, 1999             1,164,150    $         .62
         Granted through June 30, 2000          8,212,475    $         .23
         Granted July 2000                         75,000    $         .75
         Exercised                                      -    $           -
         Canceled                                       -    $           -
                                             -------------   --------------

         Balance, September 30, 2000            9,451,625    $         .32
                                             =============   ==============

         The fair value of each stock option was estimated on the date of grant using the Black-Schoales option-pricing model with the following weighted-average assumption on stock options issued on or before June 30, 2000: an expected life of four (4) years, expected volatility of 87%, and a dividend yield of 0% and on stock options issued in July 2000: an expected life of 18 months, expected volatility of 90%, and a dividend yield of 0%.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         The Company is in the third year of a five-year operating lease which commenced December 1997 for office and warehouse space located in Houston, Texas. Future minimum lease commitments for building lease approximate the following for each of the years ending December 31:
         2000- $75,943; 2001 - $78,386; 2002 - $73,907; and none thereafter.
         Rent expense was $32,121 and $73,296 for the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively.

NOTE 9 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred substantial operating losses. As shown in the financial statements, the Company incurred net losses of $1,595,956 on gross sales of $260,416 for the nine months ended September 30, 2000. These factors indicate there is substantial doubt about the Company's ability to continue as a going concern. The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 10 - ACQUISITION OF SUBSIDIARY

         On September 28, 2000, the Company acquired ownership of approximately 88% of Swan Magnetics, Inc. Swan is a hardware development company specializing in ultra high capacity floppy disk drives and media. As part of a two step purchase transaction, the Company exchanged 20,000,000 shares of restricted common stock for approximately 88% of the outstanding common shares of Swan. The Company then offered, to those stockholders, an exchange of restricted common stock for warrants to purchase common stock at an exercise price equal to the market value on September 28, 2000. The Company has received verbal commitments from stockholders to exchange 9,206,333 shares of its restricted common stock for common stock warrants as of November 17, 2000. The fair value of the common stock warrants was estimated on September 28, 2000 using the Black-Schoales option-pricing model with the following weighted-average assumption on stock warrants issued: an expected life of 18 months, expected volatility of 90%, and a dividend yield of 0%. This transaction adjusted the purchase price to approximately $17,800,000. The acquisition was accounted for using the purchase method. The assets and liabilities of Swan were recorded at fair market value, which approximates net book value on the date of acquisition, and an intangible asset was recorded for the difference between the purchase price and the net assets. Such intangible asset will be amortized over ten years. The Company's statement of income excludes the income and expenses of Swan for the nine months ended September 30, 2000, as the purchase was accounted for as a single asset purchase because Swan currently has no revenue generating operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and related notes contained in this Form 10-QSB.

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

         o Continuing the efforts to commercialize Swan's proprietary technology and thereby creating a cash-flow positive revenue generating subsidiary of the Company; and

         o        Seeking additional equity financing for the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------


FINANCIAL CONDITION

         At September 30, 2000, the Company had current assets of approximately $6,195,430 and total assets of approximately $22,158,641. Current liabilities at September 30, 2000 were approximately $4,497,193 and the Company had no long-term liabilities. The Company's stockholders equity at September 30, 2000 was $17,363,927.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2000 to September 30, 1999.
------------------------------------------------------------------------------

REVENUES. Revenues increased slightly from $81,697 to $84,364 for the three month periods ended September 30, 1999 and 2000, respectively. This increase was attributable principally to increased product sales.

COSTS AND EXPENSES. Costs of goods sold during the three months ended September 30, 2000 decreased to $8,945 from $15,191 for the same period in 1999. This decrease was primarily the result of decreases in the price of materials. Other expenses, consisting of selling, general and administrative expenses, and sales and marketing expenses, increased $860,237 to $958,716 for the three months ended September 30, 2000 from $98,479 for the three months ended September 30, 1999. The increase was principally due to increased travel, legal, accounting and other expenses related to completing the Company's acquisition of Swan Magnetics, Inc. as well as evaluating potential future acquisition candidates.

NET LOSS. The Company's net loss for the three months ended September 30, 2000 increased to $886,043 from a net loss of $72,048 during the three months ended September 30, 1999. This increase of $813,995 is primarily due to an increase in general and administrative expenses for the Company's third quarter. Accordingly, the Company's net loss per share increased from $0.003 per share for the three months ended September 30, 1999 to $0.021 per share for the same period in 2000.

Comparison of the Nine Months Ended September 30, 2000 to September 30, 1999.
-----------------------------------------------------------------------------

REVENUES. Revenues decreased $93,836 from $354,252 to $260,416 for the nine month periods ended September 30, 1999 and 2000, respectively. This decrease was attributable principally to reduced product sales for the nine months ended September 30, 2000.

COSTS AND EXPENSES. Costs of goods sold remained relatively constant for the nine month periods ended September 30, 1999 and 2000 while general and administrative expenses increased for the same period. Costs of goods sold for the nine months ended September 30, 1999 was $156,568, compared to $156,820 for the same period in 2000. Other expenses, consisting of selling, general and administrative expenses, and sales and marketing expenses, increased $1,384,584 to $1,692,396 for the nine months ended September 30, 2000 from $307,812 for the nine months ended September 30, 1999. The increase was principally due to increased travel, legal, accounting and other expenses related to completing the Company's acquisitions of GeeWhiz.com and Swan Magnetics, Inc., as well as the Company's resuming its SEC reporting, commencing the trading of its stock on the over the counter bulletin board, and evaluating potential future acquisition candidates.

NET LOSS. The Company's net loss for the nine months ended September 30, 2000 was approximately $1,595,956, compared to a net loss of $155,040 during the nine months ended September 30, 1999. Net loss per common share increased $0.032 from $0.006 per share for the nine months ended September 30, 1999 to $0.038 per share for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was approximately $1,163,569 for the nine months ended September 30, 2000, compared to $114,887 for the nine months ended September 30, 1999. The Company had cash and cash equivalents of $5,939,348 at September 30, 2000, an increase of $5,933,342 which is primarily attributable to the Company's acquisition of approximately 88% of the capital stock of Swan Magnetics, Inc.

The Company financed its operations for the nine months ended September 30, 1999 and 2000 principally through the issuance of common stock in private transactions, and borrowings from its management and stockholders.

The Company secured a $1,000,000 loan from Swan Magnetics, Inc. prior to the Company's September 2000 acquisition of a majority of the capital stock of Swan, an acquisition which resulted in a significant increase in the Company's cash and cash equivalents. The Company also has pending the acquisition of businesses that management believes can provide additional cash for the Company's operations and be profitable in both the short and long-term. Management also intends to attempt to raise additional funds through private sales of the Company's capital stock. Although management believes that these efforts will enable the Company to meet its liquidity needs in the future, there can be no assurance that these efforts will be successful.

GOING CONCERN CONSIDERATION

The Company has continued losses from operations and negative cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should the Company be unable to continue as a going concern. Management believes that the Company's recent business acquisitions can provide additional cash for the Company's operations and that the Company can be profitable in both the short and long-term. Management also intends to attempt to raise additional funds through private sales of the Company's capital stock. Although management believes that these efforts will enable the Company to continue as a going concern, there can be no assurance that these efforts will be successful.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         10.1 Amended and Restated Agreement and Plan of Exchange by and among Internet Venture Group, Inc., Swan Magnetics, Inc., and certain shareholders of Swan Magnetics, Inc., effective as of June 28, 2000, previously filed as Exibit 10.2 of the Company's Form 8-K filed on October 13, 2000.

(b) A report on Form 8-K was filed on July 21, and a report on Form 8-K/A was filed on July 18, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 20, 2000

                                    INTERNET VENTURE GROUP


                                    /s/ Elorian Landers
                                    --------------------------
                                    Elorian Landers, President