Form 10KSB/A
period 1999-12-31
INTERNET VENTURE GROUP INC
filed 2001-01-17
CIK 826674

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

         As of December 31, 2000, 43,941,519 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates on December 29, 2000 was approximately $33,503,525.

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

GEEWHIZ

         While the Company has several acquisitions pending (see "Pending Acquisitions," below), the Company's only revenue-generating business is conducted through its GeeWhiz division. GeeWhiz, which was merged with the Company effective December 31, 1999, intends to operate a vertical business portal e-commerce web site designed to access and service the $34 Billion promotional products, gifts, and souvenir markets. To date, GeeWhiz has principally been engaged in the sale of its proprietary Starglas line of fiber optic illuminated drinking containers. GeeWhiz intends to rapidly expand its product line to include a wide variety of promotional, gift and souvenir items, which will be sold over its web site (www.geewhizusa.com) and traditional distribution channels. Although GeeWhiz is currently a division of the Company, management intends to form a new, wholly-owned subsidiary to operate the GeeWhiz business sometime in 2001.

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

         The GeeWhiz web site (www.geewhizusa.com) will focus on aggregating innovative specialty and promotional items for sale to individual buyers in the gift/retail market, corporate and special event buyers for the promotional products industry, and consumer purchasers in the souvenir market. A sampling of customers include Continental Airlines, Lucent, Microsoft, Sabre, certain NBA and NFL teams, and many special events, concerts, state fairs and festivals. The Company plans to add, among other items, golf memorabilia and collectibles.

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

SUBSEQUENT EVENTS - ACQUISITION OF SUBSIDIARY

         SWAN MAGNETICS, INC. On September 28, 2000, the Company acquired ownership of approximately 93% of Swan Magnetics, Inc. As part of a two step purchase transaction, the Company exchanged 20,000,000 shares of restricted common stock for approximately 93% of the outstanding common shares of Swan. The Company then offered to those stockholders an exchange of restricted common stock for warrants to purchase common stock at an exercise price equal to the market value on September 28, 2000. The Company has received verbal commitments from stockholders to exchange 9,206,333 shares of its restricted common stock for common stock warrants as of December 31, 2000. The acquisition was accounted for using the purchase method.

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


SUBSEQUENT EVENTS - PENDING ACQUISITIONS

         To date, the Company has entered into definitive agreements to acquire 100% of SES-Corp., Inc ("SES"), certain of the assets of Cheyenne Management Company, Inc. ("Cheyenne"), and a minority interest in CyberCoupons.com, Inc. ("CyberCoupons"). Each transaction is subject to a number of conditions to closing, and there can be no assurance as to when or whether any of these transactions will be completed.

         SES-CORP, INC. / CHEYENNE MANAGEMENT COMPANY, INC. On December 29, 2000, the Company entered into an Asset Purchase Agreement and Agreement and Plan of Merger by and among SES Acquisition 2001, Inc., Cheyenne Management Company, Inc., SES-Corp., Inc.("SES"), Dennis Lambka, and Ronald Bray (the "Acquisition Agreement"). The Acquisition Agreement provides for both the Company's purchase of certain of the assets of Cheyenne Management Company, Inc. and the merger of SES Acquisition 2001, Inc., a wholly owned subsidiary of the Company, with and into SES, with SES to be the surviving corporation.

         In consideration of the merger, the former shareholders of SES will receive a number of restricted shares of the Company's common stock equal to 25% of its issued and outstanding common stock immediately prior to the merger. An additional number of restricted shares of the Company's common stock equal to up to 8% of the Company's issued and outstanding stock prior to the merger may be issued in 2002 based upon SES's 2001 pre-tax net income. The Company will also acquire certain of the assets of Cheyenne Management Company, Inc. in exchange for shares of the Company's common stock determined by dividing the fair market value of the acquired assets as stated on Cheyenne's audited balance sheet as of December 31, 2000 by $1.50.

         SES is the nation's largest privately held, full-service Professional Employer Organization and headquarters in Auburn Hills, Michigan. SES currently has 10 offices in 9 states, with operations in 42 states. Founded in 1989, SES provides its services to over 3,000 client employers and more than 40,000 work site employees throughout the United States. Cheyenne is a Michigan corporation currently owned by the shareholders of SES. The assets of Cheyenne that the Company will be purchasing will be used to support the business and operations of SES after the consummation of the merger transaction with SES Acquisition 2001, Inc.

         CYBERCOUPONS. On January 9, 2001, the Company executed a Reorganization Agreement and Plan of Exchange pursuant to which the Company will exchange up to 2,372,625 shares of its common stock for approximately 35% of the issued and outstanding common stock of CyberCoupons.com,Inc., a Houston, Texas-based company. CyberCoupons was formed to be an Internet source for consumers to obtain on-line-printable manufacturer coupons for grocery, household and beauty products. Advertiser expenditures on coupons amounted to over $6.2 billion in 1997. Much of this consisted of the printing, distribution and logistics associated with coupon-based marketing activities. CyberCoupons believes that the disintermediation of coupon distribution and redemption can result in a significant savings to the billions of dollars spent by manufacturers to print, distribute and redeem paper coupons. CyberCoupons allows shoppers to select specific grocery coupons from its web site at a steep discount for use at local grocery outlets. For example, $50 of coupons can be purchased for as little as $9.95, with the user enjoying the benefit of being able to choose specific product coupons.

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


CONCENTRATION OF STOCK OWNERSHIP.

         As of December 31, 2000, the directors and executive officers of the Company own an aggregate of 19,009,591 shares, representing 43.26% of the Company's then outstanding Common Stock. The Company may grant additional stock options to its directors and executive officers in the future which could increase this concentration of ownership further. As a result, the directors and officers, acting together in concert, could exercise a significant influence over all matters requiring shareholder approval, including the ability to elect members of the Company's Board of Directors, including themselves, and to approve or prevent the Company from taking significant corporate actions requiring director and/or shareholder approval. If these directors and officers collectively withheld their consent and approval, they could (a) delay or prevent a change in control of the Company; (b) impede a merger, consolidation, takeover or other business involving the Company; or (c) discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company.


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

         Since the closing of the Company's Initial Public Offering the Company's shares traded over the counter by market makers for a period in 1989 and 1990. Share prices have not been quoted since then. Quotations, when made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. As of December 31, 2000, there are approximately 521 stockholders holding shares in their name and an unknown number of shareholders whose shares were held in the name of securities broker/dealers.

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

                                PLAN OF OPERATION
                                -----------------

         While the Company has three acquisitions pending, as of the date of this Report, the Company's only revenue-generating business is conducted through its GeeWhiz division. GeeWhiz, which was merged with the Company effective as of December 31, 1999, intends to operate a vertical business portal e-commerce web site designed to access and service the promotional products, gifts, and souvenir markets. To date, GeeWhiz has principally been engaged in the sale of its proprietary Starglas line of fiber optic illuminated drinking containers. Although GeeWhiz is currently a division of the Company, management intends to form a new, wholly-owned subsidiary to operate the GeeWhiz business sometime in 2001.

         The Company's plan of operation for the remainder of the year 2000 will consist of activities aimed at:

         o        Concluding its pending acquisitions;

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

FINANCIAL CONDITION

         At December 31, 1999, the Company had current assets of approximately $100,000 and total assets of approximately $448,607. Current liabilities at December 31, 1999 were approximately $571,000, and the Company had no long-term liabilities. The Company's stockholders' deficit at December 31, 1999 was ($122,476).


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

         Other expenses, consisting of selling, general and administrative expenses, and sales and marketing expenses, decreased to $575,000 in 1999, from $585,000 in 1998. The decrease was principally due to decreased sales and marketing expenses in 1999.

         The Company's net loss for 1999 was approximately $292,000, compared to a net loss of $389,000 during 1998.

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

         ELORIAN LANDERS, PRESIDENT AND CEO. Serving as President and CEO, Mr. Landers was the founding principal of GeeWhiz. Mr. Landers has primary responsibility for the day-to-day management of the Company's affairs. Mr. Landers plans to focus on the acquisition of Portfolio Companies and the formation of strategic business alliances. Mr. Landers brings to the Company many years of specific expertise in corporate development and finance. Mr. Landers has successfully orchestrated the early stage capitalization and corporate development of several public companies. Mr. Landers has also previously served as Vice President of Marketing for Watermark Corporation, a startup company involved in several segments of the water industry, including a chain of retail water centers. He has extensive advertising agency experience and expertise. Mr. Landers was a founder and partner of South Coast Venture Group, which funded several technology based companies. Mr. Landers holds a B.A. in Advertising from Art Center College in Pasadena, California. He also attended Texas A & M University studying Architecture.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of December 31, 2000, the name and number of shares of the Company's Common Stock held of record or beneficially by
(1) each person who held of record or was known by the Company to own beneficially more than 5% of the issued and outstanding shares of the Company and (2) the officers and directors of the Company. The address for each of the individuals listed is c/o Internet Venture Group, Inc., 9601W. Sam Houston Parkway, Suite 100, Houston, Texas 77049.


     Name                     Number of Shares Owned(1)      Percent of Class(2)
     ----                     ----------------------         ----------------

Elorian Landers(3)                        9,496,483                   21.34%
Eden Kim(4)                               8,330,641                   18.49%
Thomas C. McCrimmon(5)                    3,310,000                    7.33%
Eduardo Orillac(6)                        1,153,500                    2.59%
Thomas G. Gruenert(7)                       481,467                    1.09%
Executive officers and
directors as a group(8) (5 persons)      22,772,091                   47.96%

------

1. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment control within 60 days. The number of shares shown includes outstanding Shares owned as of December 31, 2000 by the person indicated and Shares underlying warrants and/or options owned by such person on December 31, 2000 that were exercisable within 60 days of that date.
2. Based on 43,941,519 shares of Common Stock issued and outstanding as of the close of business on December 31, 2000, which takes into effect the issuance of 20,000,000 shares of the Company's Common Stock (the "Swan Exchange Shares") in connection with its purchase of approximately 93% of the common stock of Swan Magnetics, Inc. and also giving effect to verbal commitments from holders of 9,206,333 of the Swan Exchange Shares to exchange such shares for warrants to purchase shares of the Company's stock (the "Warrant Exchange").

3. Excludes 479,000 Swan Exchange Shares that Mr. Landers is tendering to the Company in the Warrant Exchange. Includes options to purchase 562,500 shares of Common Stock purchasable at a price of $0.25 per share.
4. Excludes 4,539,946 Swan Exchange Shares that Mr. Kim is tendering to the Company in the Warrant Exchange. Includes options to purchase 1,125,000 shares of Common Stock at a price of $0.25 per share.
5. Includes options to purchase 1,125,000 shares of Common Stock at a price of $0.25 per share and options to purchase 75,000 shares of Common Stock at a price of $0.75 per share.
6. Includes options to purchase 75,000 shares of Common Stock at a price of $0.75 per share and options to purchase 500,000 shares of Common Stock at a price of $0.225 per share.
7. Includes options to purchase 75,000 shares of Common Stock at a price of $0.75 per share and options to purchase 225,000 shares of Common Stock at a price of $0.625 per share.
8.  Includes options to purchase 3,537,500 shares of Common Stock.


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

         On September 28, 2000, the Company acquired approximately 93% of the outstanding capital stock of Swan through a share exchange. Swan shareholders who elected to participate in the share exchange collectively received 20 million shares of Company Common Stock in exchange for all of their shares of Swan common stock.

         Thomas Gruenert, a director of the Company, is a partner of Gibson-Gruenert LLP, a Houston, Texas law firm that has provided legal services to the Company. Mr. Gruenert's firm has been paid $132,350 in legal fees in 2000, and Mr. Gruenert was issued 300,000 shares of restricted Common Stock in exchange for his services as a director at a time prior to the Company's commencement of trading.


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

                                    Internet Venture Group, Inc.

Date:  January 12, 2001           By:     /s/ Elorian Landers
                                            ------------------------------------
                                            Elorian Landers, President

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                             DATE

/s/ Elorian Landers        President, Chief Executive        January 12, 2001
----------------------     Officer, Director
Elorian Landers

/s/ Eden Kim               Secretary,  Director, Chairman    January 12, 2001
----------------------     of the Board
Eden Kim

/s/ Thomas McCrimmon       Director                          January 12, 2001
----------------------
Thomas McCrimmon

/s/ Eduardo Orlliac        Director                          January 12, 2001
----------------------
Eduardo Orlliac

/s/ Thomas G. Gruenert     Director                          January 12, 2001
----------------------
Thomas G. Gruenert

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



/s/ Michael Johnson & Co., LLC
DENVER, COLORADO
January 11, 2001

                          INTERNET VENTURE GROUP, INC.
                           Consolidated Balance Sheet
                      For the Year Ended December 31, 1999


ASSETS

CURRENT ASSETS:
     Cash                                                        $        6,006
     Accounts Receivable - net                                           14,145
     Inventories                                                         79,588
                                                                 ---------------
     Total Current Assets                                                99,739
                                                                 ---------------

EQUIPMENT - NET                                                          59,546
                                                                 ---------------

OTHER ASSETS - NET                                                      289,322
                                                                 ---------------

TOTAL ASSETS                                                     $      448,607
                                                                 ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts Payable - trade                                    $      206,057
     Accrued Expenses                                                    35,370
     Notes Payable                                                      329,656
                                                                 ---------------
     Total Current Liabilities                                          571,083
                                                                 ---------------


STOCKHOLDERS' DEFICIT:
     Common Stock, Par Value $.0001, 100,000,000 shares
       Authorized,  issued and outstanding
       - 30,537,402 shares                                                3,054

     Additional Paid-In Capital                                       1,969,035
     Retained Deficit                                                (2,094,565)
                                                                 ---------------
     Total Stockholders' Deficit                                       (122,476)
                                                                 ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $      448,607
                                                                 ===============

   The accompanying notes are an integral part of these financial statements.

                          INTERNET VENTURE GROUP, INC.
                      Consolidated Statement of Operations
                 For the Years Ended December 31, 1999 and 1998

                                                      1999            1998
                                                --------------------------------

REVENUES:
     Sales                                      $      402,422   $      328,480
     Other revenues                                     62,318                -
                                                --------------------------------
       Total revenues                                  464,740          328,480
                                                --------------------------------

COSTS OF GOODS SOLD:                                   181,303          133,099
                                                --------------------------------

GROSS PROFIT                                           283,437          195,381
                                                --------------------------------


OPERATING EXPENSES:
     Sales and marketing                                41,707           86,080
     General and administrative                        533,561          498,484
                                                --------------------------------
       Total Expenses                                  575,268          584,564
                                                --------------------------------

NET (LOSS)                                      $     (291,831)  $     (389,183)
                                                ================================


Basic and diluted net loss per common share     $        (0.05)  $        (0.09)

Weighted average number of common shares
  outstanding for basic and diluted net
  loss per common share                              6,288,554        4,000,000

   The accompanying notes are an integral part of these financial statements.


                                              INTERNET VENTURE GROUP, INC.
                                Consolidated Statement of Changes in Stockholders' Equity
                                     For the Years Ended December 31, 1999 and 1998


                                               COMMON STOCK              ADDITIONAL          RETAINED         TOTAL
                                       ----------------------------        PAID-IN           EARNINGS     STOCKHOLDERS'
                                            SHARES        AMOUNT           CAPITAL          (DEFICIT)         EQUITY
----------------------------------     --------------  ------------   ------------------ ---------------  -------------

BALANCE - DECEMBER 31, 1997                4,000,000   $       400       $    1,712,124    $ (1,413,551)    $  298,973

Net Loss - December 31, 1998                       -             -                    -    $   (389,183)    $ (389,183)
Balance December 31, 1998                  4,000,000           400            1,712,124      (1,802,734)       (90,210)

Merger with GeeWhiz.Com -
  4.5 to 1 split for 4,844,511 shares     26,537,402         2,654              256,911               -        259,565


Net Loss for year                                  -             -                    -        (291,831)      (291,831)

BALANCE - DECEMBER 31, 1999               30,537,402   $     3,054       $    1,969,035    $ (2,094,565)    $ (122,476)


                  The accompanying notes are an integral part of these financial statements.

                                    INTERNET VENTURE GROUP, INC.
                                Consolidated Statement of Cash Flows
                           For the Years Ended December 31, 1999 and 1998

                                                                       1999             1998
                                                                 --------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net (Loss)                                                  $     (291,831)  $     (389,183)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Services exchanged for common stock                                    -           83,751
       Depreciation                                                      21,473           21,474
       Amortization                                                      37,450           24,799
       Changes in Assets & Liabilities:
       Decrease (Increase) in Accounts Receivable                        12,232           (1,406)
       Decrease (Increase) in Inventory                                   8,916          (15,936)
       (Decrease) Increase in Accounts Payable                          (48,113)         128,725
       (Decrease) Increase in Accrued Expenses                            5,304           22,201
                                                                 --------------------------------
Net Cash Used In Operating Activities                                  (254,569)        (125,575)
                                                                 --------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of equipment                                               (2,726)          (4,000)
                                                                 --------------------------------
Cash Flows Used in Investing Activities                                  (2,726)          (4,000)
                                                                 --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from stock issuance                                       259,565           56,800
     Proceeds from notes payable                                        121,261          101,070
     Note principal payments                                           (117,525)         (29,778)
                                                                 --------------------------------
Cash Flows Provided by Financing Activities                             263,301          128,092
                                                                 --------------------------------

Net Increase in Cash and Cash Equivalents                                 6,006           (1,483)

Cash and Cash Equivalents - Beginning of Year                                 -            1,508
                                                                 --------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                          $        6,006   $           25
                                                                 ================================

Supplemental Cash Flow Information:
     Interest Paid                                               $        3,562   $        6,861
                                                                 ================================
     Income Taxes Paid                                           $            -   $            -
                                                                 ================================

Supplemental schedule of noncash financing activities:
     Acquisition of subsidiary:
       Assets acquired                                           $      448,607
       Liabilities assumed                                              571,083
       Net equity effect of acquisition                          $     (122,476)
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

       Effective December 31, 1999, the Company acquired all issued and outstanding shares of GeeWhiz.Com, Inc. (a Texas corporation) for 26,537,402 shares of the Company's stock by the purchase method. Accordingly, the Company's consolidated financial statements as of and for the year ended December 31, 1999 reflect the consolidation of all its operations on a consolidated basis. All significant intercompany transactions for the year have been eliminated to arrive at the "Consolidated" financial statements. The impact of the acquisition was not material in relation to the Company's results of operations.

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

                          INTERNET VENTURE GROUP, INC.
                          Notes to Financial Statements
                                December 31, 1999

NOTE 2 - PROPERTY AND EQUIPMENT:
         -----------------------
         Property and equipment consist of the following:

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

NOTE 3 - OTHER ASSETS
         ------------

                                                              ACCUM          BOOK
                                               COST        AMORTIZATION      VALUE
                                           -------------  -------------  -------------

         Deposits - Security               $     15,360   $          -   $     15,360
         Licensing, Patents, Trademarks         364,496         90,534        273,962
                                           -------------  -------------  -------------
                                           $    379,856   $     90,534   $    289,322
                                           =============  =============  =============


         Amortization expense for 1999 was $37,450.

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

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

       Deferred tax assets
            Net operating loss carryforwards                       $  2,094,565
            Valuation allowance for deferred tax assets              (2,094,565)
                                                                   -------------
         Net deferred tax assets                                   $          -
                                                                   =============

       Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 1999, the Company had net operating loss carryforwards of approximately $2,094,565 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2003. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

NOTE 8 - GOING CONCERN:
         --------------

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained a substantial operation loss this year. As shown in the financial statements, the Company incurred a net loss of $291,831 for 1999. At December 31, 1999, current liabilities exceed current assets by $471,344. These factors indicate that there is substantial doubt about its ability to continue as a going concern.

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