Form 10QSB/A
period 2000-03-31
INTERNET VENTURE GROUP INC
filed 2001-01-17
CIK 826674

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

       Registrant's telephone number, including area code: (713) 596-9308
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 43,941,519 as of December 31, 2000.


                                    INTERNET VENTURES GROUP, INC.
                                     CONSOLIDATED BALANCE SHEETS


                                                                   (Unaudited)        (Unaudited)
                                                                    12/31/1999       3/31/2000
------------------------------------------------------------------------------------------------

         ASSETS:
Current Assets

         Cash                                                       $     6,006     ($   10,795)
         Accounts Receivable                                             14,145           6,745
         Inventory                                                       79,588          93,851
                                                                    ------------    ------------

         Total Current Assets                                            99,739          89,801

Fixed Assets                                                             59,546          60,680

Other Assets                                                            289,322         278,497
                                                                    ------------    ------------

         Total Assets                                               $   448,607     $   428,978
                                                                    ============    ============


         LIABILITIES:

Current Liabilities

         Accounts Payable                                           $   206,057     $   204,228
         Accrued Liabilities                                             35,370          89,897
         Notes Payable                                                  329,656         303,227
                                                                    ------------    ------------

         Total Current Liabilities                                      571,083         597,352


         Total Liabilities                                          $   571,083     $   597,352

         SHAREHOLDERS' EQUITY

Common Stock                                                              3,054           3,106
         -Par Value:  $0.0001
         -No. of Shares Authorized:  300,000,000
         -No. of Shares Outstanding:  30,298,500 and 30,713,602
              issued and outstanding as of 12/31/99 and 3/31/00,
              respectively
Additional Paid in Capital                                            1,969,035       2,080,583
Accumulated Deficit                                                  (2,094,565)     (2,252,063)
                                                                    ------------    ------------

         Total Shareholders' Equity                                 ($  122,476)    ($  168,374)

         TOTAL LIABILITIES PLUS SHAREHOLDERS' EQUITY                $   448,607     $   428,978
                                                                    ============    ============

                          INTERNET VENTURE GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                      For the Three Months Ended
                                                              March 31,
                                                   -----------------------------
                                                       1999             2000
                                                   -------------   -------------


Revenues                                           $     97,244    $     84,146
                                                   -------------   -------------


Costs and Expenses:
         Cost of Goods Sold                        $     22,297    $     32,493
         General and Administrative Expense             109,935         207,725
         Other Income / Expense                               0           1,426
                                                   -------------   -------------

         Total Costs and Expenses                  $    132,232    $    241,644
                                                   -------------   -------------


Earnings Before Income Tax                         ($    34,988)   ($   157,498)


Income Tax Expense                                            -               -
                                                   -------------   -------------

Net Loss                                           ($    34,988)   ($   157,498)
                                                   =============   =============


-Net Loss per Common Share:                              (0.01)         (0.01)
                                                   =============   =============
-Weighted Average Number of Shares Outstanding:       4,655,828      30,713,602
                                                   =============   =============


                                         INTERNET VENTURES GROUP, INC.
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY For the
                                Period from December 31, 1998 to March 31, 2000
                                                  (Unaudited)

                                                                                Accumulated
                                         Common Stock            Additional      Paid-In
                                  Shares           Amount         Capital        Deficit           Total
                                ------------    ------------    ------------   ------------    ------------
Balance - December 31, 1998       4,000,000             400       1,712,124     (1,802,734)        (90,210)

Acquisition of subsidiary        26,537,402           2,654         256,911              -         259,565

Net Loss for year                         -               -               -       (291,831)       (291,831)
                                ------------    ------------    ------------   ------------    ------------

Balance - December 31, 1999      30,537,402           3,054       1,969,035     (2,094,565)       (122,476)
                                ------------    ------------    ------------   ------------    ------------

Shares issued for services          500,000              50          69,950                         70,000

Shares issued for cash               17,200               2          41,598                         41,600

Net Loss for three months                 -               -               -       (157,498)       (157,498)
                                ------------    ------------    ------------   ------------    ------------

Balance - March 31, 2000         31,054,602           3,106       2,080,583     (2,252,063)       (168,374)
                                ============    ============    ============   ============    ============

                          INTERNET VENTURE GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the Quarter Ended March 31, 2000
                                   (UNAUDITED)

                                                          March 31,    March 31,
                                                            1999         2000
                                                          --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                          $(34,988)  $ 157,498)
        Adjustments to reconcile net loss to net
        Cash used in operating activities:
        Depreciation                                                      6,735
        Amortization                                         4,500        9,083
        Stock issued for services                                        70,000
        Changes in Assets & Liabilities:
        Decrease in Accounts Receivable                      6,346        7,400
        Decrease in Inventory                              (24,646)     (14,263)
        Decrease in Accounts Payable                        (9,209)      (1,829)
        Increase in Accrued Expenses                        42,014       54,527
        Decrease in Other Assets                                          1,742
                                                           --------     --------
Net Cash Used in Operating Activities                      (15,983)     (24,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of equipment                                    -       (7,869)
                                                           --------     --------
Cash Flows Used in Investing Activities                          0       (7,869)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from stock purchases                                    41,600
        Equity and stock issuance adjustments               28,809            0
        Increase in notes payable                                0      (26,429)
                                                           --------     --------
Cash Flows Provided by Financing Activities                 28,809       15,171

Net Increase in Cash and Cash Equivalents                   12,826      (16,801)

Cash and Cash Equivalents - Beginning of Period             (3,670)       6,006
                                                           --------     --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $  9,156     $(10,795)
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

         PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                                          12/31/99     3/31/00
                                                        -----------  -----------
             Manufacturing Equipment                    $  105,513   $  111,289
             Furniture and Equipment                        29,208       31,301
                                                        -----------  -----------
                          Total                            134,721      142,590
             Less Accumulated Depreciation                 (75,175)     (81,910)
                                                        -----------  -----------
                                                        $   59,546   $   60,680
                                                        -----------  -----------

NOTE 3 - OTHER ASSETS:
         -------------

        3/31/00:                                          ACCUM.         BOOK
                                            COST       AMORTIZATION     VALUE
                                         -----------   -----------   -----------
        Deposits - Security              $   15,360    $             $   15,360
        Licensing, Patents, Trademarks      362,754        99,617       263,137
                                         -----------   -----------   -----------
                                         $  378,114    $   99,617    $  278,497
                                         -----------   -----------   -----------

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

         Deferred income taxes reflect the net tax affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

                                                        12/31/99      3/31/00
                                                     ------------- -----------
         Deferred tax assets
            Net operating loss carryforwards         $  2,094,565  $2,252,063
            Valuation allowance for deferred
               tax assets                              (2,094,565) (2,252,063)
                                                     ------------- -----------
         Net deferred tax assets                              -0-         -0-
                                                     ============= ===========

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Company had net operating loss carryforwards of approximately $2,094,565 as of December 31, 1999 and $2,252,063 as of March 31, 2000 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2003. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

                                                         Weighted-Average
                                            Number of      Exercise Price
                                             Shares          per share
                                             ------          ---------
        Balance December 31, 1999            1,164,150          $.62
        Granted                              8,112,475          $.23
        Exercised                                  -0-           -0-
        Cancelled                                  -0-           -0-
                                             ---------        -------
        Balance March 31, 2000               9,276,625          $.28
                                             ---------        -------

         The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of four (4) years, expected volatility of 87%, and a dividend yield of 0%.

NOTE 8 - GOING CONCERN:
         --------------

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained a substantial operation loss this year. As shown in the financial statements, the Company incurred a net loss of $291,831 for the 12 months ended December 31, 1999 and $157,498 for the three months ended March 31, 2000. At December 31, 1999 current liabilities exceeded current assets by $471,344 and at March 31, 2000 current liabilities exceeded current assets by $507,551. These factors indicate there is substantial doubt about the Company's ability to continue as a going concern. The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

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

                                PLAN OF OPERATION
                                -----------------

The Company merged with GeeWhiz.com effective December 31, 1999. GeeWhiz operates a vertical business portal e-commerce web site designed to access and service the promotional products, gifts, and souvenir markets, functioning within the Company as a separate division. To date, GeeWhiz has principally been engaged in the sale of its proprietary Starglas line of fiber optic illuminated drinking containers. Although GeeWhiz is currently a division of the Company, management intends to form a new, wholly-owned subsidiary to operate the GeeWhiz business sometime in 2001.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

FINANCIAL CONDITION

At March 31, 2000, the Company had current assets of approximately $89,801 and total assets of approximately $428,978. Current liabilities at March 31, 2000 were approximately $597,352, and the Company had no long-term liabilities. The Company's stockholders' deficit at March 31, 2000 was $168,374.


RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2000 to March 31, 1999.
----------------------------------------------------------------------

REVENUES. Revenues decreased approximately $13,098 from $97,244 to $84,146 for the three month periods ended March 31, 1999 and 2000, respectively. This decrease was attributable principally to reduced product sales.

COSTS AND EXPENSES. Costs of goods sold during the three months ended March 31, 2000 increased to $32,493 from $22,297 for the same period in 1999. This increase was primarily the result of increases in the price of materials and retooling expenses. Other expenses, consisting of selling, general and administrative expenses, and sales and marketing expenses, increased to $207,725 for the three months ended March 31, 2000 from $109,935 for the three months ended March 31, 1999. The increase was primarily due to additional professional services paid for through stock issuance and the Company seeking offshore vendors for the purpose of reducing the Company's production costs.

NET LOSS. The Company's net loss for the three months ended March 31, 2000 was approximately $157,498, compared to a net loss of $34,988 during the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities resulted in a loss of approximately $24,103 for the three months ended March 31, 2000, compared to a loss of $15,983 for the three months ended March 31, 1999. The Company had a cash deficit in the amount of $10,795 at March 31, 2000.

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

SUBSEQUENT EVENTS - PENDING ACQUISITIONS

To date, the Company has entered into definitive agreements to acquire 100% of SES-Corp., Inc ("SES"), certain of the assets of Cheyenne Management Company, Inc. ("Cheyenne"), and a minority interest in CyberCoupons.com, Inc. ("CyberCoupons"). Each transaction is subject to a number of conditions to closing, and there can be no assurance as to whom or whether any of these transactions will be completed.

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



                                    INTERNET VENTURE GROUP, INC.



Date: January 12, 2001              /s/ Elorian Landers
                                    ----------------------------
                                    Elorian Landers, President