Form 10QSB/A
period 2000-06-30
INTERNET VENTURE GROUP INC
filed 2001-01-17
CIK 826674

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

                43,941,519 common shares as of December 31, 2000


Part I:  FINANCIAL INFORMATION


                                    INTERNET VENTURES GROUP, INC.
                                     CONSOLIDATED BALANCE SHEETS


                                                                   (Unaudited)        (Unaudited)
                                                                    12/31/1999       6/30/2000
------------------------------------------------------------------------------------------------

         ASSETS:
Current Assets
         Cash                                                       $     6,006     $   208,201
         Accounts Receivable                                             14,145          10,934
         Inventory                                                       79,588          91,198
                                                                    ------------    ------------

         Total Current Assets                                            99,739         310,333

Fixed Assets                                                             59,546          57,845

Other Assets                                                            289,322         269,427
                                                                    ------------    ------------

         Total Assets                                               $   448,607     $   637,605
                                                                    ============    ============


         LIABILITIES:

Current Liabilities

         Accounts Payable                                           $   206,057     $   197,538
         Accrued Liabilities                                             35,370          73,277
         Notes Payable                                                  329,656         304,496
                                                                    ------------    ------------

         Total Current Liabilities                                      571,083         575,311


         Total Liabilities                                          $   571,083     $   575,311

         SHAREHOLDERS' EQUITY

Common Stock                                                        $     3,054     $     3,133
         -Par Value:  $0.0001
         -No. of Shares Authorized:  300,000,000
         -No. of Shares Outstanding:  30,537,402 and 31,325,852
              issued and outstanding as of 12/31/99 and 6/30/00,
              respectively
Additional Paid in Capital                                            1,969,035       2,529,314
Accumulated Deficit                                                  (2,094,565)     (2,470,153)
                                                                    ------------    ------------

         Total Shareholders' Equity                                 ($  122,476)    $    62,294

         TOTAL LIABILITIES PLUS SHAREHOLDERS' EQUITY                $   448,607     $   637,605
                                                                    ============    ============

                          INTERNET VENTURE GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    For the Three Months Ended
                                                              June 30,
                                                   -----------------------------
                                                       1999             2000
                                                   -------------   -------------

Revenues                                           $    178,575    $     91,850
                                                   -------------   -------------

Costs and Expenses:
         Cost of Goods Sold                        $    119,081    $    115,474
         General and Administrative Expense             111,736         191,482
         Other Income / Expense                               0           2,984
                                                   -------------   -------------

         Total Costs and Expenses                  $    230,817    $    309,940
                                                   -------------   -------------


Earnings Before Income Tax                         ($    52,242)   ($   218,090)

Income Tax Expense                                            -               -
                                                   -------------   -------------

Net Loss                                           ($    52,242)   ($   218,090)
                                                   =============   =============

-Net Loss per Common Share:                               (0.01)          (0.01)
                                                   =============   =============

-Weighted Average Number of Shares Outstanding:       4,655,828      30,809,152
                                                   =============   =============

                          INTERNET VENTURE GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                      For the Six Months Ended
                                                              June 30,
                                                   -----------------------------
                                                       1999             2000
                                                   -------------   -------------


Revenues                                           $    275,819    $    175,996
                                                   -------------   -------------

Costs and Expenses:
         Cost of Goods Sold                        $    141,378    $    147,967
         General and Administrative Expense             221,671         399,207
         Other Income / Expense                               0           4,410
                                                   -------------   -------------

         Total Costs and Expenses                  $    363,049    $    551,584
                                                   -------------   -------------


Earnings Before Income Tax                         ($    87,230)   ($   375,588)

Income Tax Expense                                            -               -
                                                   -------------   -------------

Net Loss                                           ($    87,230)   ($   375,588)
                                                   =============   =============

-Net Loss per Common Share:                               (0.02)          (0.01)
                                                   =============   =============

-Weighted Average Number of Shares Outstanding:       4,655,828      30,809,152
                                                   =============   =============


                                         INTERNET VENTURES GROUP, INC.
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the
                                Period from December 31, 1998 to June 30, 2000
                                                  (Unaudited)


                                                                                Accumulated
                                         Common Stock            Additional      Paid-In
                                  Shares           Amount         Capital        Deficit           Total
                                ------------    ------------    ------------   ------------    ------------
Balance - December 31, 1998       4,000,000             400       1,712,124     (1,802,734)        (90,210)

Acquisition of subsidiary        26,537,402           2,654         256,911               -        259,565

Net Loss for year                         -               -               -       (291,831)       (291,831)
                                ------------    ------------    ------------   ------------    ------------

Balance - December 31, 1999      30,537,402           3,054       1,969,035     (2,094,565)       (122,476)
                                ------------    ------------    ------------   ------------    ------------

Shares issued for services          575,000              58         126,200              -          126,258

Shares issued for cash              213,450              21         434,079              -          434,100

Net Loss for six months                   -               -               -       (375,588)        (375,588)
                                ------------    ------------    ------------   ------------    ------------

Balance - June 30, 2000          31,325,852           3,133       2,529,314     (2,470,153)         62,294
                                ============    ============    ============   ============    ============

                          INTERNET VENTURE GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                      For the Six Months Ended
                                                       June 30,        June 30,
                                                         1999           2000
                                                      (UNAUDITED)    (UNAUDITED)
                                                      -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                      ($ 87,230)      ($375,588)
        Adjustments to reconcile net loss to net
          cash used in operating activities:
          Services exchanged for common stock                            126,258
          Depreciation                                    8,000          13,470
          Amortization                                    7,501          18,153
        Changes in Assets & Liabilities:
          Decrease in Accounts Receivable                40,949           3,211
          (Decrease) Increase in Inventory               50,278         (11,610)
          Decrease in Accounts Payable                  (78,747)         (8,519)
          Increase in Accrued Expenses                    3,767          37,907
          Decrease in Other Assets                            0           1,742
                                                      ----------      ----------
Net Cash Used in Operating Activities                 ($ 55,482)      ($194,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of equipment and other assets        $   9,102       ($ 11,769)
                                                      ----------      ----------
Cash Flows Used in Investing Activities               $   9,102       ($ 11,769)

CASH FLOWS FROM FINANCING ACTIVITIES
        Equity and stock issuance adjustments         $  64,918       $       0
        Stock issued for cash                                 0         434,100
        Decrease in notes payable                             0         (25,160)
                                                      ----------      ----------
Cash Flows Provided by Financing Activities           $  64,918       $ 408,940

Net Increase in Cash and Cash Equivalents             $  18,538       $ 202,195

Cash and Cash Equivalents - Beginning of Period       ($  3,670)      $   6,006
                                                      ----------      ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $  14,868       $ 208,201
                                                      ==========      ==========

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

         PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                                          12/31/99     6/30/00
                                                        -----------  -----------

             Manufacturing Equipment                    $  105,513   $  115,189
             Furniture and Equipment                        29,208       31,301
                                                        -----------  -----------
                          Total                            134,721      146,490
             Less Accumulated Depreciation                 (75,175)     (88,645)
                                                        -----------  -----------
                                                        $   59,546   $   57,845
                                                        -----------  -----------

NOTE 3 - OTHER ASSETS:
         -------------

        6/30/00:                                          ACCUM.         BOOK
                                            COST       AMORTIZATION     VALUE
                                         -----------   -----------   -----------

        Deposits - Security              $   15,360    $             $   15,360
        Licensing, Patents, Trademarks      362,754       108,687       254,067
                                         -----------   -----------   -----------
                                         $  378,114    $  108,687    $  269,427
                                         -----------   -----------   -----------

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

         Deferred income taxes reflect the net tax affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

                                                   12/31/99          6/30/00
                                                 ------------      ------------
         Deferred tax assets
            Net operating loss carryforwards     $ 2,094,565       $ 2,470,153
            Valuation allowance for deferred
               tax assets                         (2,094,565)       (2,470,153)
                                                 ------------      ------------
         Net deferred tax assets                         -0-               -0-
                                                 ============      ============

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Company had net operating loss carryforwards of approximately $2,094,565 as of December 31,1999 and $2,470,153 as of June 30, 2000 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2003. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

                                                            Weighted-Average
                                             Number of       Exercise Price
                                              Shares           per share
                                              ------           ---------
        Balance December 31, 1999            1,164,150            $.62
        Granted                              8,212,475            $.23
        Exercised                                  -0-             -0-
        Cancelled                                  -0-             -0-
                                             ---------           -----
        Balance June 30, 2000                9,376,625             .28
                                             ---------           -----

         The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of four (4) years, expected volatility of 87%, and a dividend yield of 0%.

NOTE 8 - GOING CONCERN:
         --------------

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained a substantial operation loss this year. As shown in the financial statements, the Company incurred a net loss of $291,831 for the twelve months ended December 31, 1999 and $375,588 for the six months ended June 30, 2000. At December 31, 1999 current liabilities exceeded current assets by $471,344 and at June 30, 2000 current liabilities exceeded current assets by $264,978. These factors indicate there is substantial doubt about the Company's ability to continue as a going concern. The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

FINANCIAL CONDITION

         At June 30, 2000, the Company had current assets of approximately $310,333 and total assets of approximately $637,605. Current liabilities at June 30, 2000 were approximately $575,311, and the Company had no long-term liabilities. The Company's stockholders' equity at June 30, 2000 was $62,294.


RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2000 to June 30, 1999.
-------------------------------------------------------------------

REVENUES. Revenues decreased approximately $99,823 from $275,819 to $175,996 for the six month periods ended June 30, 1999 and 2000, respectively. This decrease was attributable principally to reduced product sales.

COSTS AND EXPENSES. Costs of goods sold during the six months ended June 30, 2000 increased to $147,967 from $141,378 for the same period in 1999. This increase was primarily the result of increases in the price of materials and retooling expenses. Other expenses, consisting of selling, general and administrative expenses, and sales and marketing expenses, increased to $399,207 for the six months ended June 30, 2000 from $221,671 for the six months ended June 30, 1999. The increase was principally due to increased travel, legal, accounting and other expenses related to completing the Company's acquisitions of both GeeWhiz.com and Swan Magnetics, Inc.

NET LOSS. The Company's net loss for the six months ended June 30, 2000 was approximately $375,588, compared to a net loss of $87,230 during the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities resulted in a loss of approximately $194,976 for the six months ended June 30, 2000, compared to a loss of $55,482 for the six months ended June 30, 1999. The Company had cash and cash equivalents in the amount of $208,201 at June 30, 2000.

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

Date: January 12, 2001

                                    INTERNET VENTURE GROUP



                                    /s/ Elorian Landers
                                    --------------------------
                                    Elorian Landers, President