Form 10QSB/A
period 2000-09-30
INTERNET VENTURE GROUP INC
filed 2001-01-17
CIK 826674

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB/A

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


                                              ASSETS
                                              ------
                                                                      Unaudited       Unaudited
                                                                    September 30,   December 31,
                                                                         2000            1999
                                                                    -------------   -------------
CURRENT ASSETS
   Cash                                                             $  5,939,348    $      6,006
   Accounts receivable, net                                               27,060          14,145
   Inventory                                                             114,022          79,588
   Notes receivable                                                      115,000               -
                                                                    -------------   -------------

         Total current assets                                          6,195,430          99,739

PROPERTY AND EQUIPMENT, net                                               53,245          59,546
OTHER ASSETS, net                                                        310,857         289,322
                                                                    -------------   -------------

                                                                    $  6,559,532    $    448,607
                                                                    =============   =============


                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                          ----------------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                 $  1,062,902    $    206,057
   Notes payable                                                       2,810,496         329,656
   Accrued liabilities                                                   623,795          35,370
                                                                    -------------   -------------

         Total current liabilities                                     4,497,193         571,083

MINORITY INTEREST                                                        297,521               -

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, par value $0.0001, 300,000,000 shares
     authorized, 42,369,519 and 30,537,402 issued and outstanding
     at September 30, 2000 and December 31, 1999, respectively             4,237           3,054
   Paid-in capital                                                    20,443,681       1,969,035
   Accumulated deficit                                               (18,683,100)     (2,094,565)
                                                                    -------------   -------------

         Total stockholders' equity (deficit)                          1,764,818        (122,476)
                                                                    -------------   -------------

                                                                    $  6,559,532    $    448,607
                                                                    =============   =============

                    See accompanying notes to consolidated financial statements.

                          INTERNET VENTURE GROUP, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                Nine months         Nine months
                                                   ended               ended
                                               September 30,       September 30,
                                                    2000                1999
                                               -------------       -------------
REVENUES
   Sales                                       $    260,416        $    296,252
   Other                                                  -              58,000
                                               -------------       -------------

         Total revenues                             260,416             354,252

COST OF GOODS SOLD, sales                          (156,820)           (156,568)
                                               -------------       -------------

GROSS PROFIT                                        103,596             197,684

OPERATING EXPENSES,
  administrative and overhead                    (1,083,183)           (315,312)

PURCHASED IN-PROCESS TECHNOLOGY                 (15,601,792)                  0

INTEREST EXPENSE                                     (7,156)            (44,912)
                                               -------------       -------------

NET LOSS                                       $(16,588,535)       $   (162,540)
                                               =============       =============

NET LOSS PER SHARE                             $       (.40)       $       (.01)
                                               =============       =============

WEIGHTED AVERAGE COMMON SHARES                   41,802,819          26,100,000
                                               =============       =============

          See accompanying notes to consolidated financial statements.

                          INTERNET VENTURE GROUP, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                Three months       Three months
                                                   ended              ended
                                               September 30,       September 30,
                                                    2000                1999
                                               -------------       -------------
REVENUES
   Sales                                       $     84,364        $     52,697
   Other                                                  -              29,000
                                               -------------       -------------

         Total revenues                              84,364              81,697

COST OF GOODS SOLD, sales                            (8,945)            (15,191)
                                               -------------       -------------

GROSS PROFIT                                         75,419              66,506

OPERATING EXPENSES,
  administrative and overhead                      (683,828)           (101,741)

PURCHASED IN-PROCESS TECHNOLOGY                 (15,601,792)                  0

INTEREST EXPENSE                                     (2,746)            (40,075)
                                               -------------       -------------

NET LOSS                                       $ (16,212,947)       $   (75,310)
                                               =============       =============

NET LOSS PER SHARE                             $     (0.39)       $        (.01)
                                               =============       =============

WEIGHTED AVERAGE COMMON SHARES                   41,802,819          26,100,000
                                               =============       =============

          See accompanying notes to consolidated financial statements.

                                         INTERNET VENTURE GROUP, INC.

                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)

                                                         Nine months ended                    Three months ended
                                                           September 30,                         September 30,
                                                           -------------                         -------------
                                                      2000                1999              2000               1999
                                                  -------------      -------------      -------------      -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net loss                                      $(16,588,535)      $   (162,540)      $(16,212,947)      $    (75,310)
    Adjustments to reconcile net loss
     to net cash used in operating
     activities:
       Minority interest in cons. subsidiary           297,521                               297,521
       Depreciation                                     18,837             10,470              8,766              2,470
       Amortization                                     16,532             15,581              4,132              8,080
       Purchased in-process technology              15,601,792                  -         15,601,792                  -
       Stock based compensation                        258,118                  -            131,860                  -
       Changes in assets and liabilities
         net of effects from purchase of
         subsidiary:
           Current assets                              163,663             68,509            164,567            (22,718)
           Current liabilities                        (133,913)           (46,907)           130,985             28,073
                                                  -------------      -------------      -------------      -------------

    Net cash provided by (used in) operating
      activities                                      (365,985)          (114,887)           126,676            (59,405)

CASH FLOWS FROM INVESTING
  ACTIVITIES
    Purchase of property
      and equipment                                    (12,536)           (20,682)            (4,166)           (29,784)
    Increase in note receivable                       (115,000)                 -           (115,000)                 -
    Cash acquired through purchase of
      subsidiary                                     5,404,338                  -          5,404,338                  -
                                                  -------------      -------------      -------------      -------------

    Net cash provided by (used in)                   5,276,802            (20,682)         5,285,172            (29,784)
      investing activities

CASH FLOWS FROM FINANCING
  ACTIVITIES
    Net increase (decrease) in
      notes payable                                    588,425           (260,172)           319,299           (260,172)
  Stock issue adjustments                                                 398,832                  -            333,914
  Proceeds on issuance of stock                        434,100                  -                  -                  -
                                                  -------------      -------------      -------------      -------------

    Net cash provided by financing
      activities                                     1,022,525            138,660            319,299             73,742
                                                  -------------      -------------      -------------      -------------

NET INCREASE (DECREASE) IN CASH                      5,933,342              3,091          5,731,147            (15,447)

CASH AT BEGINNING OF PERIOD                              6,006              8,026            208,201             26,564
                                                  -------------      -------------      -------------      -------------

CASH AT END OF PERIOD                             $  5,939,348       $     11,117       $  5,939,348       $     11,117
                                                  =============      =============      =============      =============

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

The Company purchased approximately 93% of the common stock of Swan Magnetics, Inc. with common stock and warrants valued at $17,783,611. In conjunction with the acquisition, the fair value of assets and liabilities assumed were as follows:

     Tangible assets acquired, including cash                 $  5,653,417
     Intangible assets acquired and subsequently written-off    15,601,792
     Liabilities assumed                                        (3,471,598)
                                                              -------------

     Value of stock and warrants issued                       $ 17,783,611
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


                                       INTERNET VENTURE GROUP, INC.

                   Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                                (Unaudited)

                               December 31, 1998 through September 30, 2000


                                      Common Stock
                             -----------------------------     Additional
                                Number of                       Paid-in       Accumulated
                                 Shares          Amount         Capital         Deficit          Total
                             -------------   -------------   -------------   -------------   -------------
BALANCE,
  December 31, 1998             4,000,000    $        400    $  1,712,124    $ (1,802,734)   $    (90,210)

ACQUISITION OF
  SUBSIDIARY                   26,537,402           2,654         256,911           -             259,565

NET LOSS                                -               -               -        (291,831)       (291,831)
                             -------------   -------------   -------------   -------------   -------------

BALANCE,
  December 31, 1999            30,537,402           3,054       1,969,035      (2,094,565)       (122,476)

ADJUST SHARES IN
  SHARES ISSUED FOR SERVICES      825,000              83         186,175               -         186,258

SHARES ISSUED FOR
  CASH                            213,450              21         434,079               -         434,100

ACQUISITION OF
  SUBSIDIARY                   10,793,667           1,079      17,782,532               -      17,783,611

WARRANTS ISSUED FOR
  SERVICES                              -               -          71,860               -          71,860

NET LOSS, for nine months               -               -               -     (16,588,535)    (16,588,535)
                             -------------   -------------   -------------   -------------   -------------

BALANCE,
  September 30, 2000           42,369,519    $      4,237    $ 20,443,681    $(18,683,100)   $  1,764,818
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

         On September 28, 2000, the Company acquired ownership of approximately 93% of the issued and outstanding shares of Swan Magnetics, Inc. (a California Corporation), for shares of the Company's stock. The transaction was accounted for under the purchase method. See Note 10.

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

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                September 30,   December 31,
                                                     2000           1999
                                                 ------------   ------------

         Manufacturing equipment                 $   115,956    $   105,513
         Furniture and equipment                      31,301         29,208
                                                 ------------   ------------

                                                     147,257        134,721

         Less accumulated depreciation                94,012         75,175
                                                 ------------   ------------

                                                 $    53,245    $    59,546
                                                 ============   ============

NOTE 4 - OTHER ASSETS

         At September 30, 2000, other assets consisted of the following:

                                         Historical   Accumulated       Book
                                            Cost      Amortization      Value
                                        ------------  ------------  ------------

         Security deposits              $    15,360   $         -   $    15,360
         Licensing, patents, trademarks     362,754       117,257       245,497
         Prepaid expenses                    50,000             -        50,000
                                        ------------  ------------  ------------

                                        $   428,114   $   117,257   $   310,857
                                        ============  ============  ============


         At December 31, 1999, other assets consisted of the following:

                                         Historical   Accumulated       Book
                                            Cost      Amortization      Value
                                        ------------  ------------  ------------

         Security deposits              $    15,360   $         -   $    15,360
         Licensing, patents, trademarks     364,496        90,534       273,962
                                        ------------  ------------  ------------

                                        $   379,856   $    90,534   $   289,322
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

         Deferred income taxes reflect the net tax affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

                                                    September 30,   December 31,
                                                        2000           1999
                                                    ------------   ------------
         Deferred tax assets
            Net operating loss carryforwards        $ 18,683,100   $  2,094,565
            Valuation allowance for deferred
              tax assets                             (18,683,100)    (2,094,565)
                                                    -------------  -------------

         Net deferred tax assets                    $          -   $          -
                                                    =============  =============

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Company had net operating loss carryforwards for federal income tax purposes of approximately $18,683,100 and $2,094,565 as of September 30, 2000 and December 31, 1999, respectively. These carryforwards, if not utilized to offset taxable income begin to expire in 2003. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

NOTE 9 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred substantial operating losses. As shown in the financial statements, the Company incurred net losses of $986,743, excluding purchased in-process technology of $15,601,792,on gross sales of $260,416 for the nine months ended September 30, 2000. These factors indicate there is substantial doubt about the Company's ability to continue as a going concern. The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

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

NOTE 10 - ACQUISITION OF SUBSIDIARY

         On September 28, 2000, the Company acquired ownership of approximately 93% of Swan Magnetics, Inc. Swan is a hardware development company specializing in ultra high capacity floppy disk drives and media. As part of a two step purchase transaction, the Company exchanged 20,000,000 shares of restricted common stock for approximately 93% of the outstanding common shares of Swan. The Company then offered, to those stockholders, an exchange of restricted common stock for warrants to purchase common stock at an exercise price equal to the market value on September 28, 2000. The Company has received verbal commitments from stockholders to exchange 9,206,333 shares of its restricted common stock for common stock warrants as of November 17, 2000. The fair value of the common stock warrants was estimated on September 28, 2000 using the Black-Schoales option-pricing model with the following weighted-average assumption on stock warrants issued: an expected life of 18 months, expected volatility of 90%, and a dividend yield of 0%. This transaction adjusted the purchase price to approximately $17,800,000. The acquisition was accounted for using the purchase method. The assets and liabilities of Swan were recorded at fair market value, which approximates net book value on the date of acquisition. Upon consummation of the Swan acquisition, the Company expensed approximately $15.6M representing purchased in-process technology that had not reached technological feasibility and had no alternative future use. The Company's statement of income excludes the income and expenses of Swan for the nine months ended September 30, 2000, as the purchase was accounted for as a single asset purchase because Swan currently has no revenue generating operations.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------


FINANCIAL CONDITION

At September 30, 2000, the Company had current assets of approximately $6,195,430 and total assets of approximately $6,559,532. Current liabilities at September 30, 2000 were approximately $4,497,193 and the Company had no long-term liabilities. The Company's stockholders equity at September 30, 2000 was $1,764,818.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2000 to September 30, 1999.
------------------------------------------------------------------------------

REVENUES. Revenues increased slightly from $81,697 to $84,364 for the three month periods ended September 30, 1999 and 2000, respectively. This increase was attributable principally to increased product sales.

COSTS AND EXPENSES. Costs of goods sold during the three months ended September 30, 2000 decreased to $8,945 from $15,191 for the same period in 1999. This decrease was primarily the result of decreases in the price of materials. Other expenses, consisting of selling, general and administrative expenses, and sales and marketing expenses, increased $582,087 to $683,828 for the three months ended September 30, 2000 from $101,741 for the three months ended September 30, 1999. The increase was principally due to increased travel, legal, accounting and other expenses related to completing the Company's acquisition of Swan Magnetics, Inc. as well as evaluating potential future acquisition candidates.

NET LOSS. The Company's net loss for the three months ended September 30, 2000 increased to $16,212,947 from a net loss of $75,310 during the three months ended September 30, 1999. This increase of $16,137,637 is primarily due to an increase in general and administrative expenses for the Company's third quarter as well as the expense of $15,601,792 for purchased-in-process technology related to the acquisition of Swan. Accordingly, the Company's net loss per share increased from $0.02 per share for the three months ended September 30, 1999 to $0.39 per share for the same period in 2000.

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

COSTS AND EXPENSES. Costs of goods sold remained relatively constant for the nine month periods ended September 30, 1999 and 2000 while general and administrative expenses increased for the same period. Costs of goods sold for the nine months ended September 30, 1999 was $156,568, compared to $156,820 for the same period in 2000. Other expenses, consisting of selling, general and administrative expenses, and sales and marketing expenses, increased $767,871 to $1,083,183 for the nine months ended September 30, 2000 from $315,312 for the nine months ended September 30, 1999. The increase was principally due to increased travel, legal, accounting and other expenses related to completing the Company's acquisitions of GeeWhiz.com and Swan Magnetics, Inc., as well as the Company's resuming its SEC reporting, commencing the trading of its stock on the over the counter bulletin board, and evaluating potential future acquisition candidates.

NET LOSS. The Company's net loss for the nine months ended September 30, 2000 was approximately $16,588,535, compared to a net loss of $162,540 during the nine months ended September 30, 1999. Net loss per common share increased $0.39 from $0.01 per share for the nine months ended September 30, 1999 to $0.40 per share for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was approximately $365,985 for the nine months ended September 30, 2000, compared to $114,887 for the nine months ended September 30, 1999. The Company had cash and cash equivalents of $5,939,348 at September 30, 2000, an increase of $5,933,342 which is primarily attributable to the Company's acquisition of approximately 93% of the capital stock of Swan Magnetics, Inc.

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

SUBSEQUENT EVENTS - PENDING ACQUISITIONS

To date, the Company has entered into definitive agreements to acquire 100% of SES-Corp., Inc ("SES"), certain of the assets of Cheyenne Management Company, Inc. ("Cheyenne"), and a minority interest in CyberCoupons.com, Inc. ("CyberCoupons"). Each transaction is subject to a number of conditions to closing, and there can be no assurance as to when or wheterh any of these transactions will be completed.

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