Form 10KSB
period 2000-12-31
IVG CORP
filed 2001-04-18
CIK 826674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-KSB

                               ------------------
         (MARK ONE)

         [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                       COMMISSION FILE NUMBER: 33-19196-A


                                    IVG CORP.
                 (Name of Small Business Issuer in its Charter)

          DELAWARE                                               59-2919648
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          13135 DAIRY ASHFORD
               SUITE 525
           SUGAR LAND, TEXAS                                   77478
         (Address of principal                               (Zip Code)
           executive offices)

                                 (281) 295-8400
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $513,089.

As of March 30, 2001, the aggregate market value of the common stock of the issuer held by non-affiliates, based on the average closing bid and asked price of the common stock as quoted on the OTC Bulletin Board, was $34,253,041. As of March 30, 2001, 47,277,047 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                    IVG CORP.
                                   FORM 10-KSB
                                TABLE OF CONTENTS


                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS..........................................1
ITEM 2.       DESCRIPTION OF PROPERTY..........................................8
ITEM 3.       LEGAL PROCEEDINGS................................................8
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............10

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........10
ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS......12
ITEM 7.       FINANCIAL STATEMENTS............................................20
ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE......................................20

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.............21
ITEM 10.      EXECUTIVE COMPENSATION..........................................23
ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..25
ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................26
ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K................................27

INDEX TO FINANCIAL STATEMENTS................................................F-1

INDEX TO EXHIBITS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

We were incorporated in Florida in 1987 under the name "Sci Tech Ventures, Inc." We changed our name to "Strategic Ventures, Inc." in May 1991 and to "Internet Venture Group, Inc." in October 1999. In March 2001, we were merged into IVG Corp., a Delaware corporation. As a result of the merger, we were reincorporated in Delaware and our name was changed to "IVG Corp." We are a human resources and technology holding company that acquires promising revenue-generating companies and assists them by providing financial guidance, business model creation and implementation, access to equity resources and technology. To date, our portfolio companies consist of the following:

         o SES-Corp., Inc., a Professional Employer Organization ("PEO") that provides employee payroll, human resource and benefit services on an outsourced basis for over 2,700 client employers and more than 32,000 worksite employees nationwide;

         o Swan Magnetics, Inc., developer of a proprietary ultra-high capacity flexible disk drive technology and the owner of 46% of the common stock of iTVr, Inc., which is developing next generation digital video recording technology; and

         o CyberCoupons.com, Inc., a source for consumers to obtain coupons for grocery, household and beauty products via the Internet.

We also have a division, GeeWhizUSA.com, which is building a vertically integrated supply chain of patented or proprietary novelty, gift and branded products.

As used in this report, the words "we," "us," "our" and "the company" refer to IVG Corp.; our subsidiaries, SES-Corp., Inc., Swan Magnetics, Inc. and CyberCoupons.com, Inc.; and our division, GeeWhizUSA.com.

PORTFOLIO COMPANIES

SES-CORP. On December 29, 2000, we entered into an Asset Purchase Agreement and Agreement and Plan of Merger with SES Acquisition 2001, Inc., Cheyenne Management Company, Inc., SES-Corp., Inc. and certain other persons. The agreement provided for both our purchase of certain of the assets of Cheyenne Management and the merger of SES Acquisition 2001, a wholly-owned subsidiary of the company, with and into SES-Corp., with SES-Corp. to be the surviving corporation. The agreement was amended and restated on March 30, 2001, and the acquisition became effective on April 1, 2001.

In consideration of the merger, the former stockholders of SES-Corp. received approximately 11.8 million shares of our common stock. An additional number of shares of our common stock equal to up to eight percent of our issued and outstanding common stock prior to the merger may be issued in 2002 based upon SES-Corp.'s 2001 EBITDA. We also acquired certain assets of Cheyenne used in the business of SES-Corp. Cheyenne Management is owned by the principal stockholders of SES-Corp.

SES-Corp. is a full-service PEO headquartered in Auburn Hills, Michigan. SES-Corp. currently has nine sales offices and service centers, with operations in 42 states.

SWAN. On September 28, 2000, we acquired approximately 88.5% of Swan Magnetics, Inc. As part of a two-step purchase transaction, we first exchanged 20,000,000 shares of our common stock for approximately 88.5% of the common stock of Swan. We then offered to exchange the common stock received by those stockholders for warrants to purchase our common stock at an exercise price equal to $1.75. Stockholders exchanged an aggregate of 9,091,793 shares of common stock for warrants to purchase our common stock.

Swan is the developer of a proprietary ultra-high capacity flexible disk drive technology. It is based in Santa Clara, California. Swan's Chief Executive Officer and Chairman of the Board is Eden Kim, our Chairman of the Board and Secretary. Swan currently has a small demonstration lab in Santa Clara displaying working ultra-high capacity drives and media and pilot production equipment, and is in discussions with potential partners for commercial exploitation of the products. In February 2001, Swan entered into a research and development agreement with iTVr, Inc., a broadband internet appliance company based in Santa Clara, California. iTVr is developing next generation digital video recording technology. Pursuant to the agreement, Swan has invested $750,000 in iTVr to date and acquired 46% of iTVr's common stock.

CYBERCOUPONS. On January 9, 2001, we executed a Reorganization Agreement and Plan of Exchange pursuant to which we exchanged 2,372,625 shares of our common stock for approximately 35% of the common stock of CyberCoupons.com, Inc., a Houston, Texas-based company.

CyberCoupons was formed to employ the infrastructure of the Internet to allow manufacturers to offer coupons, consumers to retrieve the offers and merchants to redeem the coupons virtually in real time. Advertiser expenditures on coupons amounted to over $6.2 billion in 1997. Much of this consisted of the printing, distribution and logistics associated with coupon-based marketing activities. CyberCoupons believes that the disintermediation of coupon distribution and redemption can result in a significant savings to the billions of dollars spent by manufacturers and merchants to print, distribute and redeem paper coupons for grocery, household, beauty and other products. CyberCoupons allows shoppers to select specific grocery coupons from the manufacturer's website or a merchant's website for use at retail outlets nationwide. CyberCoupons has tested its virtual coupon delivery and redemption process with a regional grocery store for point-of-sale redemption of electronically downloaded coupons. Cybercoupons intends to enter into alliances with national manufacturers and merchants and test its process on a large scale.

The Company's investment in CyberCoupons was diluted immediately, in the sense that the CyberCoupons shares acquired in exchange for IVG common stock have a book value that is far less than the trading price of IVG common stock at January 9, 2001. No assurances can be given that the Company's investment in CyberCoupons will appreciate in value, or that it will appreciate to a value comparable to the value of IVG shares that were delivered to the CyberCoupons stockholders.

DIVISION

GEEWHIZ. GeeWhiz, which was merged with the company in July 2000, operates a vertical business e-commerce website designed to access and service the $34 billion promotional products, gifts and souvenir markets. GeeWhiz is based in Houston, Texas. To date, GeeWhiz has principally been engaged in the sale of its proprietary Starglas(TM) line of fiber optic illuminated drinking containers. GeeWhiz is rapidly expanding its product line to include a wide variety of promotional, gift and souvenir items which will be sold over its website and through traditional distribution channels. GeeWhiz introduced LightArt(TM) in September 2000, which is a line of illuminated gifts and merchandise primarily aimed at the promotional product channel and secondarily at the retail gift channel. LightArt(TM) includes illuminated keychains, awards and wearable products. Although GeeWhiz is currently a division of the company, we plan to form a new, wholly-owned subsidiary to operate the GeeWhiz business in 2001.

GeeWhiz intends to become the first one-stop electronic shop for purchasers, sellers, inventors and suppliers of innovative specialty and gift promotional items that are inscribed with unique identifying branding. GeeWhiz plans to bring together the customers, distributors, merchandisers, concessionaires and resellers of this highly fragmented industry to meet and transact business on-line via an electronic promotional products, gifts and souvenir bazaar. GeeWhiz's strategy is to leverage the existing sales of its propriety Starglas(TM) and LightArt(TM) line of fiber optic illuminated products even further by expanding to include other promotional, gift and souvenir items for sale through both the GeeWhiz website and traditional reseller and specialty distribution channels.

E-COMMERCE MARKET OPPORTUNITY

The Internet has seen explosive growth over the last several years as more and more people go on-line to conduct business and companies provide services to connect buyers and sellers. This growth has resulted in part from business-to-business ("B2B") and business-to-consumer ("B2C") transactions involving both brick-and-mortar ("BAM") and click-and-mortar ("CAM") companies. Generally, the B2B segment involves the sale of goods and services between businesses while B2C involves the dissemination of information or sale of goods and services from businesses to consumers. B2B has traditionally involved electronic data interchange over proprietary networks, which are expensive and of limited availability. B2C e-commerce has historically been restricted by consumers' limited access to a centralized electronic system.

As the Internet has matured into a widespread, stable electronic network, reliability, speed and security have improved to the point where e-commerce is being facilitated on a wide-scale basis. As more and more businesses and individuals connect to the Internet, BAM, CAM, B2B and B2C businesses are using the Internet to conduct e-commerce and exchange information with customers, suppliers and distributors. In 1998, according to International Data Corporation, B2C e-commerce topped $15 billion. Forrester Research reports that B2B e-commerce in 1998 exceeded $43 billion and is expected to grow to over $1.3 trillion by 2003.

We believe this rapid expansion and deployment of Internet e-commerce will provide unique and dramatic business opportunities for new Internet businesses based on innovative business models that take advantage of several fundamental trends:

         o        CENTRALIZED COMMUNITIES FOR WIDELY DISPERSED INDUSTRIES.
                  On-line website business portals now allow widely dispersed industries to come together to communicate, share ideas and match buyers, sellers and distributors in real time when the participants are in geographically disparate locations. Many industries that do not yet have the critical mass to physically congregate to conduct business can now utilize the time, space and network offered by on-line business portals.

         o        EXPANDED REAL TIME ACCESS TO INFORMATION, GOODS AND SERVICES.
                  Consumers now enjoy unlimited real-time access to the World Wide Web. This allows consumers to access and download information, goods and services in a way that is fundamentally changing the way consumers collect information, buy goods and conduct transactions.

         o INCREASED EFFICIENCY AND REDUCED COSTS. Traditional businesses can now utilize the Internet to automate their internal operations, including manufacturing, finance, sales and purchasing functions. The Internet also increases information flow and access throughout an organization, thus increasing business efficiency by reducing the time, costs and resources required to transact business, lowering inventory levels and improving responsiveness to customers and suppliers.

BUSINESS STRATEGY

We plan to acquire B2B and B2C companies that are e-commerce suitable businesses that our management believes can become profitable market leaders in their respective industry segment by virtue of a compelling business model, technology and/or proprietary service. We intend to focus on acquiring portfolio companies that are currently profitable or those with business models that identify what management believes to be a potentially profitable strategy. We plan to help these portfolio companies accelerate the successful deployment of their e-commerce strategy by providing corporate and strategic development resources and financial support and by leveraging the collective knowledge, experience, industry relationships and other resources of our management, board of advisors, strategic corporate partners and portfolio companies. We intend to build value in our portfolio companies by helping them transition to a paper-less, web-centric e-commerce business model and by leveraging their corporate assets through cross-marketing and affinity marketing programs with our other portfolio companies. We are creating strategic alliances with a variety of e-commerce technology enabling companies that can provide services to accelerate the deployment of a company's Internet strategy, from website design and construction and e-commerce software engine creation to e-commerce strategic alliances and corporate and financial development.

We intend to devote significant resources to the development of our subsidiaries and the acquisition of additional B2B, B2C, BAM and CAM businesses. Additionally, we intend to continue to evaluate new opportunities to further our investment in our Internet strategy and seek out opportunities to increase stockholder value. For instance, we may consider selling selected investments or having separate subsidiaries sell a minority interest to outsiders, either privately or by means of a spin-off initial public offering of one or more of our portfolio companies.

Initially, we intend to focus on accumulating a significant revenue base in the PEO, or staff leasing, industry. PEO companies typically provide employee payroll, human resource and benefit services on an outsourced basis. Unlike temporary employment agencies, PEOs carry client companies' full-time employees on the PEO payroll and bill the client a surcharge each payroll period. Historically, this business model has resulted in high revenues and small profit margins for the PEO. We believe we can apply our e-commerce resources to increase the profit margins of PEO firms by helping them transition from a paper-centric human intensive operation to a paper-less electronic web-centric operation. We also hope to leverage the employee base of PEOs by creating cross marketing and affinity marketing programs between the PEO and our other portfolio companies and strategic partners. Our acquisition of SES-Corp. on April 1, 2001 was our first entry into this industry.

EVALUATION OF POTENTIAL ACQUISITIONS

While we believe there are numerous Internet opportunities for emerging e-commerce companies and a virtual flood of new e-commerce start-ups, there are a number of fundamental challenges that any new business must meet in order to be successful.

DEVELOPING A SUCCESSFUL BUSINESS MODEL. Any new e-commerce company must develop a business model that eventually makes money and provides a return on investment. Some companies have focused on gaining market share or revenues without regard to profitability. Until recently, some of these companies were able to sustain this approach due, in large part, to the tremendous run-up in their stock prices as investors flocked to scoop up the newest Internet public offering. This high valuation provided these companies with an Internet currency that allowed them to grow through the acquisition of other Internet companies or to raise working capital by issuing new securities to the Internet-starved financial community.

However, our management does not believe that this approach equates to a sustainable, successful business model. The recent decline in stock prices for the technology sector also lends support to the view that focusing on market share or revenues without regard to profit may not be successful over the long term. We believe that as the Internet matures and companies begin to transact business on a wide-scale basis on the Internet, each Internet segment will consolidate, resulting in new market leaders that have a sound business model to achieve sustained earnings. Our mission is to find businesses that can obtain a leadership position within their market segment and to help them capitalize on their position by implementing a successful earnings business model.

BUILDING A CORPORATE INFRASTRUCTURE. All Internet companies are relatively new, and even the leading companies are often only a few years old. Accordingly, almost all new Internet companies are in need of assistance in sales and marketing, executive recruiting, human resources, information technologies and finance and business development. These companies also require capital as significant resources may be required to build technological capabilities and internal operations.

FINDING THE BEST PEOPLE. The single most important resource for any new company, whether Internet or BAM, is the people that manage, operate and execute the business and strategy of the company. Therefore, we will look for companies that are led by entrepreneurs with the vision to guide a new business to its market space to satisfy its market demand. To facilitate our success, we intend to augment management with professionals who have expertise in the applicable market, an understanding of the Internet's capabilities, the ability to manage rapid growth and the flexibility to adapt to the changing Internet marketplace. Such people are highly sought after and are few in number. To be successful, each venture must be able to attract and retain such people.

When evaluating a potential portfolio company, we consider whether we believe the particular company can meet the foregoing challenges. Management also evaluates a variety of other factors, including the following:

         o MARKET SEGMENT. Is the company positioned in a market segment that can experience extraordinary growth or leverage?

         o MARKET POSITION. Is the company well positioned within the segment compared to competitors? Is the company first in its space? Does the company have some other market advantage?

         o INDUSTRY LEADERSHIP. Does the company have the products, services and skills necessary to become an industry leader in the market segment?

         o PROPRIETARY TECHNOLOGY. Does the company possess some proprietary technology or other technical competitive edge?

         o MANAGEMENT TEAM. Does the management team exhibit the traits or potential necessary to recognize and quickly exploit a market opportunity and focus the company to seize market share?

         o BUSINESS MODEL. Does the company have, or is it open to adopting, a business model and strategy that will allow the company to mature and eventually generate earnings per share that result in a return on investment?

         o NETWORK SYNERGY. Does the company contribute to, or will it benefit from, relationships with our other portfolio companies?

STRATEGIC ALLIANCES

An important piece of our business model is our plan to establish strategic alliances with e-commerce enabling companies. These companies would include, for example, front-end web design firms, back-end transaction support firms and enablers for horizontal electronic business communities. By establishing a network of strategic business alliances, we can provide their Internet enabling expertise to our portfolio companies. This will allow the portfolio companies to quickly deploy their Internet strategies and contribute to our community of related companies.

EC Outlook.com, Inc., a Houston, Texas-based e-commerce solutions provider, is one of our first strategic business partners. EC Outlook is an e-commerce consultant and solutions implementer with a special focus on B2B applications. EC Outlook has expertise in electronic data interchange, Internet commerce web application development, community enablement, sales and marketing, application integration and network communications. Our management believes that EC Outlook can deliver a full range of B2B e-commerce capabilities, such as automating existing paper-based processes and communications by establishing sophisticated e-commerce communities, including websites and customer profiling. We anticipate that EC Outlook will be a primary e-commerce solutions provider for us and our portfolio companies.

COMPETITION

COMPETITION IN THE PEO INDUSTRY. Competition in the PEO industry generally focuses on the quality and breadth of services, choice and quality of benefits packages, reputation and price. We believe leading PEOs will be distinguished by reputation, national presence, regulatory expertise, financial resources, risk management and information technology capabilities. With operations in 42 states serving over 2,700 client employers and more than 32,000 worksite employees throughout the United States, we believe SES-Corp. is well positioned to effectively compete in these areas.

The PEO industry is highly fragmented, and many PEOs have limited operations that serve fewer than 1,000 worksite employees. However, several PEOs have operations that are comparable in size to SES-Corp. We believe SES-Corp. will face competition from the traditional in-house provision of employee-related services, regional and national PEOs and fee-for-service providers such as payroll processing firms and human resource consultants. National competitors in the PEO industry include Administaff, Inc. and Staff Leasing, Inc. and the PEO divisions of large business services companies such as Automatic Data Processing, Inc. and Paychex, Inc. As PEOs expand nationally, competition will likely intensify in the industry.

COMPETITION ON THE INTERNET. Competition for Internet products and services is intense. As the market for B2B, B2C and CAM e-commerce grows, we expect this competition to intensify. Barriers to entry are minimal and competitors can offer products and services at a relatively low cost. Although we believe that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the company, it is possible that a single supplier may dominate one or more market segments. We believe the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features and quality of support. Many of our competitors have greater brand recognition and greater financial, marketing and other resources as compared to us. This may place us at a disadvantage in responding to competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Furthermore, competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the solutions offered by us and our portfolio companies.

In addition, we face competition from other capital providers, including publicly-traded Internet companies, venture capital companies and large corporations. These competitors have greater financial resources and brand name recognition than us. These competitors may limit our opportunity to acquire interests in new portfolio companies. If we cannot acquire interests in attractive companies, our business strategy may not succeed.

There can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

INTELLECTUAL PROPERTY

Our success and ability to compete may be dependent on our ability to develop and maintain the proprietary aspects of technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology.

Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information regarded as proprietary. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that competitors will not independently develop similar technology. Any failure by us to meaningfully protect our property could have a material adverse effect on our business, results of operations and financial condition.

To date, we have not been notified that our products or services infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement with respect to our current or future products and services. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

As of April 9, 2001, we had 265 employees (excluding the worksite employees of our SES-Corp. subsidiary), of which 15 were employed by IVG Corp. (8 of which are devoted to our GeeWhiz division), 246 were employed by SES-Corp. and 4 were employed by CyberCoupons. Swan has no employees; however, it does have 5 consultants. SES-Corp. has approximately 32,000 worksite employees. We believe our relationship with our employees is good.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by (or on behalf of) us. You can sometimes identify these statements by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words, although such words are not used in every sentence in which we present anticipated future outcomes or occurrences. Except for historical information contained in this report, the statements included in the Business section, Management's Discussion and Analysis or Plan of Operations, including the risk factors, and elsewhere in this report contain forward-looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The factors listed under "Risk Factors" in Item 6, as well as cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We do not intend to provide updated information about the matters referred to in these forward-looking statements, other than in the context of Management's Discussion and Analysis or Plan of Operations contained in this report and other disclosures in the filings we make with the Securities and Exchange Commission (the "SEC").

ITEM 2.  DESCRIPTION OF PROPERTY.

Our principal executive offices are located in approximately 4,994 square feet in Sugar Land, Texas. Our monthly rental payments for this space are $9,988. The lease for this space expires on November 30, 2005. We also lease approximately 10,000 square feet of warehouse space in Houston, Texas. Our monthly rental payments for this space are $6,515.20 through November 30, 2001, and $6,718.80 from December 1, 2001 through November 30, 2002. This lease expires on November 30, 2002.

ITEM 3.  LEGAL PROCEEDINGS.

>From time to time, we are subject to litigation in the ordinary course of business. Except as described below, we are not currently subject to any material legal proceedings.

LIBERTY MUTUAL INSURANCE CO. v. EMPLOYEE RESOURCE MANAGEMENT, INC., ET AL.

U.S. District Court, Charleston, South Carolina

In June 2000, a jury entered a judgment for $953,000 in favor of Liberty Mutual on breach of contract and unfair trade practice claims. All other causes of action were dismissed by the trial court. Both sides filed post judgment motions. On March 30, 2001, the District Court Judge decided the motions adversely to Employee Resource Management, Inc. ("ERM"), a subsidiary of SES, and has increased the judgment against ERM to $4.2 million by trebling the damages on the unfair trade practice claim and by assessing attorney fees and prejudgment interest. ERM has filed an appeal to the 4th Circuit, U.S. Court of Appeals and has filed a motion seeking a reduction in the bond that it would ordinarily be required to post to secure the judgment. If ERM is unsuccessful in establishing a bond at a figure that it can pay, it may have to declare bankruptcy during the pendency of the appeal. A declaration of bankruptcy would adversely impact the company's ability to retain old or attract new clients and would result in a substantial increase in ERM's administrative costs. The parties are to meet soon to discuss settlement or alternative means of resolution.

ZURICH AMERICAN INS. CO. v. NATIONAL HUMAN RESOURCE COMMITTEE, INC., SES AND THE INDIVIDUAL STOCKHOLDERS OF NHRC

U.S. District Court, Detroit, Michigan

This is a breach of contract action brought by an insurer which provided workers' compensation coverage to National Human Resource Committee, Inc. ("NHRC"). SES purchased some of the assets of NHRC in May 1999. Thereafter, SES became a party to an agreement between Zurich and NHRC whereby NHRC acknowledged owing Zurich approximately $2,275,000 subject to audit. Zurich now claims that it is owed over $6.5 million. SES agreed that, according to a schedule in the agreement, it would remit payments owed to NHRC for the asset purchase directly to Zurich, rather than to NHRC. The agreement specifically states that SES is not the guarantor of NHRC's debt to Zurich; it was merely a remitting agent. There is now a dispute between Zurich and NHRC and some former shareholders of NHRC as to the total amount now owing. There is also a dispute between Zurich and SES as to whether it remitted payments as promised. SES' records show that it made the payments as promised.

Zurich has filed a motion to amend its complaint to add, among other defendants, each PEO which was an additional named insured on Zurich's policies, arguing that each insured is jointly and severally liable for the total amount owed. SES purchased the stock of a number of these PEO's when it purchased the assets of NHRC. The Court has not yet allowed the amendment. Discovery has just begun on the original claim. Liability is difficult for SES to determine at this point as it hasn't received all the documents on which Zurich has recently amended its claim from $2.2 to $6.5 million. SES is withholding over $3 million in payments for the purchase of NHRC which can be used to offset any liability to Zurich in this case.

MALLORY v. KRISPY KREME DOUGHNUT CORP. AND ERM

Wayne County Circuit Court, Detroit, Michigan

This is a race discrimination and retaliation suit brought by the former manager of a Krispy Kreme franchise in Dearborn Heights, Michigan. On the advice of ERM, Krispy Kreme terminated Plaintiff after at least two subordinate female employees complained that he sexually harassed them, both verbally and physically. Plaintiff claims that defendants believed the complainants, who were white, rather than him, because he is African-American. ERM did a through investigation with Krispy Kreme, believes the termination was justified and that it has no liability. Plaintiff seeks damages in an amount as yet unspecified, but in excess of $25,000. The case is continuing in discovery.

TRAVELERS INDEMNITY COMPANY DISPUTE

Threatened Litigation

Travelers Indemnity Company made a demand for payment of $1,093,178.28 relating to premiums owing under a policy issued to Professional Staff Management, a member of the Genesys Group, which was acquired by SES in December 1999. SES has just completed a meeting with Travelers and Travelers has adjusted its demand to $275,000, which SES believes to be substantially accurate.

NATIONAL UNION FIRE INS. CO. OF PITTSBURGH AND GENESYS GROUP ARBITRATION

Demand for Arbitration

SES has recently received a demand for arbitration by a former workers' compensation carrier of the Genesys Group. Genesys Group was purchased by SES in December 1999. The claims govern the policy period of March 1, 1996 through December 31, 1997. No specific dollar amount has been claimed as of this date. It is anticipated that arbitration will be conducted in the next few months.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of stockholders during the three months ended December 31, 2000.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Trading of our common stock commenced on the OTC Bulletin Board on July 13, 2000. Our common stock is traded on a limited basis on the OTC Bulletin Board under the symbol "IVGG." The reported high and low bid prices for our common stock, as reported by the OTC Bulletin Board, are shown below for the third quarter of 2000 through the first quarter of 2001. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                          BID
                       --------------------------------------------
                              LOW                       HIGH
                       -------------------     --------------------
2000
----
Third Quarter                $  1.50                  $  7.00
Fourth Quarter               $  1.00                  $  2.31

2001
----
First Quarter                $  1.06                  $  2.00


HOLDERS

As of March 30, 2001, there were approximately 900 holders of record of our common stock.

DIVIDENDS

We have not paid any cash dividends to date and have no intention to pay any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends on our common stock is subject to the discretion of our board of directors and to certain limitations imposed under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend on our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

RECENT SALES OF UNREGISTERED SECURITIES

On March 30, 2000, we sold to one investor 6,250 shares of our common stock, at a price of $2.00 per share, for gross proceeds of $12,500. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D.

On April 2, 2000, we sold to one investor a total of 2,500 shares of our common stock, at a price of $1.90 per share, for gross proceeds of $4,750. The investor qualified as a "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D.

On April 5, 2000, we sold to two investors a total of 12,500 shares of our common stock, at a price of $2.00 per share, for gross proceeds of $25,000. The investors qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D.

On June 5, 2000, we sold to one investor 50,000 shares of our common stock, at a price of $2.00 per share, for gross proceeds of $100,000. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in
Section 4(2) of the Securities Act and Rule 506 of Regulation D.

On June 12, 2000, we sold to three investors a total of 125,000 shares of our common stock, at a price of $2.00 per share, for gross proceeds of $250,000. The investors qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D.

On October 2, 2000, we issued to two persons 20,000 shares of our common stock as repayment for loans provided to the company by such persons. We valued the shares at $1.00 per share. The two persons qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D.

On December 15, 2000, we issued to three persons 139,500 shares of our common stock as repayment for loans provided to the company by such persons. We valued the shares at $1.00 per share. The three persons qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FINANCIAL CONDITION

         At December 31, 2000, the Company had current assets of approximately $4,640,000 and total assets of approximately $5,179,000. Current liabilities at December 31, 2000 were approximately $3,958,000 and total liabilities were approximately $6,140,000. The Company's stockholders' deficit at December 31, 2000 was approximately $933,000.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO DECEMBER 31, 1999

         Revenues increased to approximately $513,000 for 2000, compared to approximately $465,000 for 1999. The increase was attributable principally to interest income due to cash on hand being invested in interest-bearing instruments. Costs of goods sold during 2000 increased to approximately $299,000, from $181,000 during 1999. This increase was primarily the result of higher prices for materials and higher direct costs associated with manufacturing.

         Other expenses, consisting of selling, general and administrative expenses, and sales and marketing expenses, increased to approximately $4,827,000 in 2000, from approximately $575,000 in 1999. The increase was principally due to increased general and administrative expenses associated with acquisition activity.

         In September 2000, the Company acquired 88.5% of the outstanding common stock of Swan Magnetics, Inc. ("Swan"). Upon consummation of the Swan acquisition, the Company expensed approximately $18,040,000 representing purchased in-process technology.

         The Company's net loss for 2000 was approximately $22,711,000, compared to a net loss of approximately $292,000 during 1999. The loss in 2000 is primarily due to the write-off of in process technology acquired in the Swan acquisition and increased general and administrative expenses due to acquisition activity.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO DECEMBER 31, 1998

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

LIQUIDITY AND CAPITAL RESOURCES

         The Swan acquisition generated cash of approximately $5,400,000. Prior to the Swan acquisition in September 2000, the Company received $1,000,000 from Swan in exchange for a convertible promissory note that bears interest at 8% per year and is payable in three annual installments of principal and interest commencing July 18, 2001. The principal and interest on the note or any proportionate amount of principal and interest is convertible into up to 500,000 shares of IVG common stock. Following the acquisition of Swan, IVG obtained an additional $850,000 from Swan in exchange for promissory notes that bear interest at 8% per year and are payable in three annual installments commencing one year from date of issue. Prior to obtaining this funding from Swan, over the last two years, operations have been financed through private sales of common stock and loans from management and stockholders. In addition, in 2000 and 1999, the Company obtained services or paid expenses through the issuance of common stock.

         Net cash used by operating activities was approximately $1,092,000 in 2000 and $255,000 in 1999. The Company had $4,387,000 in cash at December 31, 2000, of which $1,500,000 is restricted to collateralize a $1,500,000 note to a vendor of Swan. Prior to obtaining funding from Swan and subsequently acquiring Swan in September 2000, the Company financed its losses from operations in 2000 and 1999 principally through the issuance of common stock in private transactions, and borrowings from its management and stockholders.

         In February 2001, the Company raised $1,100,000 by issuing 6% convertible notes with warrants to purchase 275,000 shares of IVG common stock attached. In April 2001, the Company completed the acquisition of SES-Corp., Inc. and certain assets of Cheyenne Management Company, Inc., that management believes can provide additional cash for the Company's operations and be profitable in both the short and long-term. March 30, 2001, prior to the acquisition of SES-Corp., the Company received a $1 million loan from SES-Corp. This loan is due and payable on June 28, 2001 and bears interest at 8% per year. Management also intends to attempt to raise additional funds through private sales of the Company's common stock. Although management believes that these efforts will enable the Company to meet its liquidity needs in the future, there can be no assurance that these efforts will be successful.

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

         The Company has been able to continue based upon the financial support of certain of its stockholders, and the continued existence of the Company is dependent upon this support and the Company's ability to acquire assets by the issuance of stock. Management has recently been able to raise $1,100,000 from the issuance of 6% convertible notes with warrants attached from an investment group and has completed the acquisition of businesses that management believes can provide additional cash for the Company's operations and be profitable in both the short and long-term. Management also intends to attempt to raise additional funds through private sales of the Company's common stock. Although management believes that these efforts will enable the Company to continue as a going concern, there can be no assurance that these efforts will be successful.

RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS

WE MAY NOT BE SUCCESSFUL IN HIRING AND RETAINING THE KEY PERSONNEL NECESSARY TO IMPLEMENT OUR BUSINESS PLAN. In order to successfully implement our business plan, we will need to recruit, supervise and compensate a variety of senior professionals in addition to our current executives. Our efforts to recruit talented individuals to serve in such capacities are taking place in a competitive job market. No assurances can be given that we will be successful in recruiting a full array of senior managers. If we fail to recruit a full slate of officers, we could be delayed in achieving the goals in our business plan, if at all.

THE VALUE OF OUR BUSINESS MAY FLUCTUATE BECAUSE THE VALUE OF SOME OF OUR ASSETS FLUCTUATES. Our business plan contemplates that a portion of our assets will include the equity securities of both publicly traded and non-publicly traded companies. The market price and valuation of the securities that we hold in these companies may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuation of the securities that we hold in other companies may result in fluctuations of the market price of our common stock and may reduce the amount of working capital available to us.

WE MAY EXPERIENCE DIFFICULTY IN TARGETING ACQUISITIONS. Our success depends upon the ability of our managers to identify and close the acquisition of equity interests in e-commerce related companies that compliment our overall strategy and business plan. No assurances can be given that we will be able to identify complimentary e-commerce related companies that are interested in completing transactions with us. Even if such prospects are successfully identified, any number of factors could preclude us from successfully completing the transactions, including the failure to agree on terms, incompatibility of management teams, competitive bids from other companies, lack of capital to complete the transactions or unwillingness on the part of the prospects. If we cannot acquire substantial equity interests in attractive e-commerce companies, our business strategy may not be successful.

WE FACE SUBSTANTIAL COMPETITION AND, IN MANY CASES, BETTER-FINANCED COMPETITORS. The business of developing, acquiring and capitalizing B2B and B2C e-businesses and assisting BAM companies to transition to e-commerce is highly competitive. Our competitors include existing holding companies that have a longer operating history, existing portfolios of e-commerce companies, substantially greater financial resources and an established market for their publicly traded securities. We also face competition from venture capital companies, investment banks, Internet holding companies and large capitalization industrial companies with active investment and venture capital divisions. There is no assurance that we will be successful in finding suitable portfolio companies or that such companies will want to be acquired by us.

WE DEPEND ON PATENTS AND OTHER PROPRIETARY RIGHTS, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO SUCCESSFULLY ENFORCE OUR RIGHTS TO SUCH PATENTS AND OTHER PROPRIETARY RIGHTS. The success of the company may depend in part on our ability to obtain and maintain patent, trademark and copyright protection for our intellectual property, preserve our trade secrets and operate without infringing the proprietary rights of third parties. We cannot give assurances that, in each instance, we will be successful in protecting our intellectual property. Further, in the event that another party infringes on our patent, trademark, copyright or trade secret rights, the enforcement of such rights can be a lengthy and costly process, with no guarantee of success. Also, other parties may be issued patents, trademarks or copyrights that restrict us from pursuing initiatives or selling products that are fundamental to our business plan, or that require licenses and the payment of royalties by the company. Finally, there can be no assurance that such claims will not be brought in the future, or that any such claims will not be successful. If such a claim was successful, our business, asset value or stock value could be materially adversely affected.

WE MAY INCUR SIGNIFICANT COSTS TO AVOID INVESTMENT COMPANY STATUS AND MAY SUFFER OTHER ADVERSE CONSEQUENCES IF DEEMED TO BE AN INVESTMENT COMPANY. We may incur significant costs to avoid investment company status and may suffer other adverse consequences if we are deemed to be an investment company under the Investment Company Act of 1940 (the "1940 Act"). Some of our equity investments in other businesses may constitute investment securities under the 1940 Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the 1940 Act unless a particular exclusion or SEC safe harbor applies. If we were to be deemed an investment company, we would become subject to the requirements of the 1940 Act. As a consequence, we would be prohibited from engaging in business or issuing our securities as we have in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable, and a court-appointed receiver could take control of us and liquidate our business.

Although management anticipates that our investment securities will comprise less than 40% of our total assets, fluctuations in the value of these securities or of our other assets may cause this limit to be exceeded. Unless an exclusion or safe harbor were available to us, we would have to attempt to reduce our investment securities as a percentage of our total assets. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may have to sell some sooner than we otherwise would. These sales may be at depressed prices and we may never realize the anticipated benefits from, or may incur losses on, these investments. We may not be able to sell some investments due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we are required or decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

OUR WORKING CAPITAL REQUIREMENTS MAY CAUSE US TO SEEK ADDITIONAL FINANCING IN THE NEAR-TERM, AND, IF SUCH FINANCING IS UNAVAILABLE, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. There can be no assurance that adequate levels of additional financing, whether through additional equity financing, debt financing or other sources, will be available, or will be available when needed or on terms favorable to us. Additional financings could result in significant dilution to our existing stockholders or the issuance of securities with rights superior to our current outstanding securities. If adequate capital is not available or is not available on acceptable terms, we may be unable to fully implement our business plan, develop or enhance our services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations or our anticipated expansion. This could have a material adverse effect on our business, results of operations and financial condition.

OUR STRATEGY OF EXPANDING OUR BUSINESS THROUGH ACQUISITIONS OF OTHER BUSINESSES AND TECHNOLOGIES PRESENTS SPECIAL RISKS. We intend to continue to expand through the acquisition of businesses, technologies, products and services from other companies. Acquisitions involve a number of special problems, which we may not be capable of handling. Those problems include, but are not limited to, the following:

         o difficulty integrating acquired technologies, operations and personnel with our existing business;

         o diversion of management's attention in connection with both negotiating the acquisitions and integrating the businesses and assets;

         o potential issuance of securities in connection with the acquisition, which securities dilute the current holders of our outstanding securities;

         o strain on managerial and operational resources as management tries to oversee larger operations;

         o        exposure of unforeseen liabilities of acquired companies; and

         o the requirement to record additional future operating costs for the amortization of good will and other intangible assets, which amounts could be significant.

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL INNOVATION. The markets in which we will operate are characterized by rapid technological change, frequent new product and service introductions and constantly evolving industry standards.

Significant, unanticipated and expensive technological change could render our website technology, products or services obsolete or render them less competitive in the marketplace. If we are unable or unwilling to respond to rapid technological change in a cost-effective way, our results of operations and financial condition may be adversely affected.

RISKS ASSOCIATED WITH THE PEO INDUSTRY

SES-CORP. MAY BE SUBJECT TO TAX LIABILITY IF THE IRS DETERMINES A PEO CANNOT BE CONSIDERED A CO-EMPLOYER OF WORKSITE EMPLOYEES UNDER CERTAIN CIRCUMSTANCES. The Internal Revenue Service ("IRS") has established an Employee Leasing Market Segment Group for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs have been randomly selected by the IRS for audit under this program. One issue that has arisen from these audits is whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Internal Revenue Code of 1986, as amended (the "Code"), including participation in the PEO's 401(k) plan. This issue has also been presented to the Treasury Department.

If it is ultimately concluded that a PEO is not a co-employer of its worksite employees, worksite employees could not continue to make salary deferral contributions to a PEO's employee benefit plans, including its 401(k) plan and cafeteria plan. We believe that, although unfavorable to SES-Corp., a prospective application by the IRS of such an adverse conclusion (that is, one applicable only to periods after the conclusion by the IRS is finalized) would not have a material adverse effect on our results of operations or financial condition, as SES-Corp. could continue to make available similar benefit programs to its worksite employees at comparable costs to SES-Corp. However, if such a conclusion was applied retroactively, employees' vested account balances under SES-Corp.'s 401(k) plan would become taxable, SES Corp. would lose its tax deductions to the extent its matching contributions were not vested, the 401(k) plan's trust would become a taxable trust and SES-Corp. would be subject to liability for its failure to withhold applicable taxes with respect to certain contributions and trust earnings. Further, SES-Corp. would be subject to liability, including penalties, with respect to its cafeteria plan for its failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such a scenario, SES-Corp. would also face the risk of client dissatisfaction and potential litigation. A retroactive application by the IRS of an adverse conclusion could have a material adverse effect on our results of operations and financial condition. SES sponsors a multiple employer 401(k) plan which the IRS has viewed more favorably than the single employer plan used by most of SES' PEO competitors. While we believe that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues by the IRS.

INCREASES IN HEALTH INSURANCE PREMIUMS, UNEMPLOYMENT TAXES AND WORKERS' COMPENSATION RATES WILL IMPACT OUR DIRECT COSTS. Health insurance premiums, state unemployment taxes and workers' compensation rates are in part determined by SES-Corp.'s claims experience and comprise a significant portion of its direct costs. SES-Corp. employs extensive risk management procedures in an attempt to control its claims incidence and structures its benefits contracts to provide as much cost stability as possible. However, should SES-Corp. experience a large increase in claim activity, its unemployment taxes, health insurance premiums or workers' compensation insurance rates could increase. SES-Corp.'s ability to incorporate such increases into service fees to clients is constrained by contractual arrangements with clients, which could result in a delay before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on our results of operations or financial condition.

WE MAY BE LIABLE FOR WORKSITE EMPLOYEE PAYROLL AND BENEFITS COSTS. Under SES-Corp.'s Client Service Agreement ("CSA"), SES-Corp. becomes a co-employer of worksite employees and assumes the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such worksite employees. SES-Corp. assumes such obligations as a principal, not merely as an agent of the client company. SES-Corp.'s obligations include responsibility for (1) payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to us of the associated service fees, and (2) providing benefits to worksite employees even if the costs incurred by SES-Corp. to provide such benefits exceed the fees paid by the client company. If a client company does not pay us or if the costs of benefits provided to worksite employees exceeds the fees paid by a client company, SES-Corp.'s ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on our results of operations or financial condition.

SES-CORP. IS SUBJECT TO FEDERAL, STATE AND LOCAL REGULATION. As a major employer, SES-Corp.'s operations are affected by numerous federal, state and local laws relating to labor, tax and employment matters. By entering into a co-employer relationship with employees assigned to work at client company locations, SES-Corp. assumes certain obligations and responsibilities of an employer under these laws. However, many of these laws (such as the Employee Retirement Income Security Act ("ERISA") and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs. The definition of "employer" under these laws is not uniform. In addition, many of the states in which SES-Corp. operates have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. If these other federal or state laws are ultimately applied to SES-Corp.'s PEO relationship with its worksite employees in a manner adverse to it, such an application could have a material adverse effect on our results of operations or financial condition.

While many states do not explicitly regulate PEOs, over 20 states have passed laws that have licensing or registration requirements for PEOs, and several other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers' compensation and other purposes under state law. While we generally support licensing regulation because it serves to validate the PEO relationship, there can be no assurance that SES-Corp. will be able to satisfy licensing requirements or other applicable regulations for all states. In addition, there can be no assurance that SES-Corp. will be able to renew its licenses in all states.

THE VENDORS THAT PROVIDE SES-CORP.'S HEALTH AND WORKERS' COMPENSATION INSURANCE PLANS MAY CANCEL THEIR CONTRACTS. The maintenance of health and workers' compensation insurance plans that cover worksite employees is a significant part of SES-Corp.'s business. The current health and workers' compensation contracts are provided by vendors with whom SES-Corp. has an established relationship, and on terms that it believes to be favorable. While we believe that replacement contracts could be secured on competitive terms without causing significant disruption to SES-Corp.'s business, there can be no assurance in this regard. SES-Corp.'s current health and workers' compensation contracts are subject to termination if SES-Corp. fails to pay the monthly premiums.

SES-CORP. MUST RENEW OR REPLACE CLIENT COMPANIES ON A REGULAR BASIS. SES-Corp.'s standard CSA is subject to cancellation on 30 days notice by either it or the client after a one year initial term. Accordingly, the short-term nature of the CSA makes SES-Corp. vulnerable to potential cancellations by existing clients, which could materially and adversely affect our results of operations and financial condition. In addition, SES-Corp.'s results of operations are dependent in part upon its ability to retain or replace its client companies upon the termination or cancellation of the CSA.

SES-CORP. MAY BE LIABLE FOR CLIENT AND EMPLOYEE ACTIONS. A number of legal issues remain unresolved with respect to the co-employment arrangement between a PEO and its worksite employees, including questions concerning the ultimate liability for violations of employment and discrimination laws. The SES-Corp. CSA establishes the contractual division of responsibilities between SES-Corp.

and its clients for various personnel management matters, including compliance with and liability under various governmental regulations. However, because SES-Corp. acts as a co-employer, it may be subject to liability for violations of these or other laws despite these contractual provisions, even if it does not participate in such violations. Although the CSA provides that the client is to indemnify SES-Corp. for any liability attributable to the conduct of the client, SES-Corp. may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities.

THE PEO INDUSTRY IS SUBJECT TO COMPETITION AND NEW MARKET ENTRANTS. The PEO industry is highly fragmented. Many of these PEOs have limited operations and fewer than 1,000 worksite employees, but there are several industry participants that are comparable in size to SES-Corp. SES-Corp. also encounters competition from fee for service companies such as payroll processing firms and human resource consultants, as well as from the traditional in-house provision of employee-related services. In addition, several of SES-Corp.'s competitors have recently been acquired by large business services companies, such as Automatic Data Processing, Inc. Such companies have substantially greater resources and provide a broader range of services than SES-Corp. Accordingly, the PEO divisions of such companies may be able to provide more services at more competitive prices than may be offered by SES-Corp. Moreover, SES-Corp. expects that as the PEO industry grows and its regulatory framework becomes better established, well-organized competitors with greater resources than SES-Corp. may enter the PEO market, possibly including large fee for service companies that currently provide a more limited range of services.

SES-CORP. MAY BE LIABLE FOR EMPLOYMENT TAXES. Pursuant to the CSA, SES-Corp. assumes responsibility and liability for the payment of federal employment taxes imposed under the Code with respect to wages and salaries paid to its worksite employees. There are essentially three types of federal employment tax obligations: (1) income tax withholding requirements, (2) obligations under the Federal Income Contribution Act ("FICA") and (3) obligations under the Federal Unemployment Tax Act ("FUTA"). Under the Code, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes. Most states impose similar employment tax obligations on the employer. While the CSA provides that SES-Corp. has legal responsibility for making these tax contributions, the IRS or applicable state taxing authority could conclude that such liability cannot be completely transferred to SES-Corp. Accordingly, in the event SES-Corp. fails to meet its tax withholding and payment obligations, the client company may be held jointly and severally liable therefor. While this interpretive issue has not, to our knowledge, discouraged clients from enrolling with SES-Corp., there can be no assurance that a definitive adverse resolution of this issue would not cause them to do so in the future.

RISKS ASSOCIATED WITH THE INTERNET

OUR SUCCESS MAY DEPEND ON INCREASED USE OF THE INTERNET BY BUSINESSES AND INDIVIDUALS. Our success depends somewhat on increased use of the Internet for providing services, conducting business and marketing products. Commercial use of the Internet is currently at an early stage of development, and the future of the Internet is not clear. The internet may not prove to be a viable commercial marketplace. Because a portion of our business depends on our subsidiaries operating on the Internet, our business will suffer if commercial use of the Internet fails to grow in the future.

The reasons Internet usage may not continue to grow include inadequate network infrastructure, security concerns, inconsistent service quality and lack of cost-effective, high-speed service, among others. On the other hand, if Internet usage grows too rapidly, the Internet infrastructure may not support the demands this growth will place on it. As a result, the Internet's performance and reliability may decline. In addition, outages and delays have occurred throughout the Internet network infrastructure and have interrupted Internet service. If these outages or delays occur frequently in the future, Internet usage could grow more slowly or decline. Our ability to conduct business on the Internet will depend on our ability to develop reliable, uninterrupted computer and telecommunications technology. Any system disruptions that cause an acquired company's website to go off line, even for a limited period of time, will result in the loss of users and a reduction in the attractiveness of the site for third-party content providers.

We may also incur substantial costs to keep up with changes surrounding the Internet. Unresolved critical issues concerning the commercial use of the Internet include the following:

         o        security,

         o        cost and ease of Internet access,

         o        reliability,

         o        intellectual property ownership,

         o        privacy,

         o        government regulation and taxation, and

         o        liability issues.

Any costs we incur due to these factors would materially and adversely affect our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO PROMOTE OR PROTECT OUR INTERNET PRESENCE. The availability of URL domain names, as well as the registration and the protection of them once they are registered, is, at the present time, an imprecise area. Our ability to obtain the domain names that best promote our businesses is subject to conflicts with the operators of existing websites, conflicts with speculators who have registered large numbers of names betting on their future relevance and conflicts with the trademarks of other competing companies. The relationship between the regulations governing the use of domain names on the Internet and the laws protecting trademarks is not clear. No assurances can be given that we will be universally successful in obtaining and protecting the domain names that we need to conduct our business activities.

WE FACE POTENTIAL ON-LINE SECURITY RISKS. Many prospective users of the Internet have concerns regarding the security of their on-line transactions and the vulnerability of confidential information transmitted over the Internet. To the extent that any of the acquired companies are engaged in on-line transactions, the success of their businesses will depend on their ability to meet their customers' expectations for security. No assurances can be given that each acquired company will be able to successfully address this fundamentally important issue.

GOVERNMENT REGULATION OR TAXATION COULD HAVE A MATERIAL ADVERSE EFFECT UPON OUR OPERATIONS. As of the date of this report, there are relatively few laws and regulations governing how business is done on the Internet. However, as the Internet grows, it seems inevitable that new laws and regulations will be enacted. Likely Internet-related subjects for legislation include the collection, ownership and use of data collected on the Internet; privacy; security; pricing; content; taxation of Internet transactions; copyrights; gambling; and distribution of goods and services. There can be no assurances that the course of regulation of the Internet will not have a significant negative impact on the acquired companies or our business.

RISKS ASSOCIATED WITH INVESTING IN OUR SECURITIES

OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN OVER 50% OF OUR CURRENTLY OUTSTANDING COMMON STOCK, WHICH MEANS THEY CAN EXERCISE SIGNIFICANT INFLUENCE OVER STOCKHOLDER ACTIONS. Our directors and executive officers currently beneficially own an aggregate of 26,055,293 shares of our common stock, including options to purchase shares exercisable within 60 days of March 30, 2001. This represents approximately 50.3% of our currently outstanding common stock, taking into account the exercise of the above mentioned stock options. We may grant additional stock options to our directors and executive officers in the future which could increase this concentration of ownership further. As a result, the directors and executive officers, acting together in concert, could exercise a significant influence over all matters requiring stockholder approval, including the ability to elect members of our board of directors, including themselves, and to approve or prevent us from taking significant corporate actions requiring director and/or stockholder approval. If these directors and executive officers collectively withheld their consent and approval, they could (1) delay or prevent a change in control of the company;
(2) impede a merger, consolidation, takeover or other business involving the company; or (3) discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of the company.

ADDITIONAL SALES PRACTICES IMPOSED UPON BROKER-DEALERS THAT SELL LOW-PRICED SECURITIES COULD ADVERSELY AFFECT THE MARKET FOR OUR SECURITIES. The SEC has adopted regulations concerning low-priced securities or "penny stocks." The regulations define a penny stock to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. For transactions covered by these regulations, a broker-dealer intending to sell to persons other than established customers or accredited investors must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the sale. These additional burdens may discourage broker-dealers from effecting transactions in our securities and could limit market liquidity in our common stock and a stockholder's ability to sell in the secondary market. In addition, it is unlikely that any bank or financial institution will accept penny stock as collateral.

WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS ON OUR COMMON STOCK. We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends on our common stock in the foreseeable future. Instead, we intend to retain earnings for the foreseeable future for use in the operation and expansion of our business.

ITEM 7.  FINANCIAL STATEMENTS.

Our audited Consolidated Financial Statements as of and for the years ended December 31, 1999 and 2000 are included on pages F-1 through F-17 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

The name, age and position of our executive officers, directors and key employees are as follows:

       NAME                   AGE                   POSITION
       ----                   ---                   --------

Elorian Landers               53            Chief Executive Officer and Director
Eden Kim                      44            Chairman of the Board and Secretary
Patrick Walden                47            Chief Financial Officer
Charles McCauley              41            Chief Technology Officer
Thomas McCrimmon              54            Director
Eduardo Orillac               42            Director
Thomas G. Gruenert            46            Director

ELORIAN LANDERS has served as our Chief Executive Officer and as a director of the company since December 1999. He has also served as a director of GeeWhiz since February 1996, and as the President of GeeWhiz since October 1998. Mr. Landers holds a B.A. in Advertising from Art Center College in Pasadena, California. He also attended Texas A&M University, where he studied architecture.

EDEN KIM has served as our Chairman of the Board and Secretary since October 2000. He was also one of our founders in 1987. Mr. Kim has been the Chief Executive Officer and Chairman of the Board of Swan since August 1996. Mr. Kim is an attorney and a member of the California State Bar Association. Mr. Kim holds a B.A. from the University of California, Santa Barbara and a J.D. from the University of California, Davis.

PATRICK WALDEN was appointed our Chief Financial Officer in February 2001. From 1999 to January 2001, he was the President, Chief Executive Officer and majority stockholder of Evergreen Principal Corporation, a small, privately-held company that was formed to pursue opportunities in the single-family mortgage loan market. From 1993 to 1998, he was the Managing Director and a 25% stockholder of Aegis Mortgage Corporation, a nationwide, full-service residential mortgage banking and loan trading company. Mr. Walden is a Certified Public Accountant. He has a B.S. in Accounting from Indiana State University.

CHARLES MCCAULEY has served as our Chief Technology Officer since September 2000. From 1996 to September 2000, he was the President of Domain Objects, Inc., a software development company. He also provided software development services to Domain Objects during the same time. Mr. McCauley has a B.S. and M.S. in Computer Science and a M.S. in Mathematics from Texas A&M University and a B.S. in Mathematics from the University of Houston.

THOMAS MCCRIMMON has served as a director of the company since 1987. Mr. McCrimmon has been a principal and the Managing Director of Chatham International, Inc., an international financial services company headquartered in Tampa, Florida, since 1989.

EDUARDO ORILLAC has served as a director of the company since February 2000. Mr. Orillac has served as the Chief Executive Officer of T-Shirts Interamerica, a Panamanian company involved in screen-printing and manufacturing garments, promotional products, gifts and souvenirs internationally, since

1982. Mr. Orillac has been a director of Zetta CentroAmerica y Caribe, a color separation and large image reproduction company, since 1996, and of Multimedia Live, Inc., an Internet service provider in the United States and Latin America, since 1999.

THOMAS G. GRUENERT has served as a director of the company since April 2000. He has also served as a director of SES-Corp. since March 30, 2001. An attorney, Mr. Gruenert was a founding partner of Gibson-Gruenert, L.L.P. in 1995, a law firm with offices in Houston, Texas and Lafayette, Louisiana. Mr. Gruenert obtained his J.D. degree in 1983 from the Washington and Lee University School of Law.

BOARD OF ADVISORS

We have instituted a board of advisors intended to provide us with access to special expertise in the technical and management areas relevant to e-commerce. Members of the advisory board are as follows:

JAMES BRACKEEN. Mr. Brackeen retired from Exxon/Mobil after a 30-year career and currently serves as a Vice President of EC Outlook, Inc.

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

DALE BURCHFIELD. Mr. Burchfield is President of DPI Design Print, Inc. DPI is a visual marketing solutions provider that assists us in maintaining high graphic standards to further our brand identity. DPI is the developer and administrator of the innovative GeeWhizUSA.com website and is one of our prime strategic partners.

In consideration of their services, we have awarded each member of the board of advisors an option to purchase 50,000 shares of our common stock at an exercise price of $0.75 per share. The options are presently exercisable and expire on February 5, 2003. On February 5, 2000, we also granted Dale Burchfield an option to purchase 75,000 shares of our common stock as consideration for additional services he rendered to the company. The option has an exercise price of $0.25. On the date of grant, 25% of the shares vested; the remaining shares vest at the rate of 25% per quarter each six months thereafter. The option expires on August 5, 2004.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The company is not subject to Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the summary of compensation paid to our named executive officers in fiscal years 1998 through 2000. The "named executive officers" are our chief executive officer, regardless of compensation, and our other most highly compensated executive officers, other than the chief executive officer, who were serving as executive officers at December 31, 2000.

                                                                                                      LONG-TERM
                                                                                 ANNUAL             COMPENSATION
                                                                              COMPENSATION             AWARDS
                                                                            ------------------    ------------------
                                                                                                     SECURITIES
                                                                                                     UNDERLYING
             NAME AND PRINCIPAL POSITION                       YEAR             SALARY($)            OPTIONS (#)
------------------------------------------------------     -------------    ------------------    ------------------
Elorian Landers, Chief Executive Officer and Director          2000             $220,000                750,000
                                                               1999             $210,000                 -0-
                                                               1998                N/A                   N/A

Eden Kim, Chairman of the Board and Secretary                  2000             $200,000                375,000
                                                               1999             $200,000                 -0-
                                                               1998                N/A                   N/A

Charles McCauley, Chief Technology Officer(1)                  2000             $ 32,307                250,000
                                                               1999                N/A                   N/A
                                                               1998                N/A                   N/A

-----------------

(1) Mr. McCauley joined the company in September 2000. Mr. McCauley's annual compensation excludes $24,000 which he was paid as a consultant to the company.

EMPLOYMENT AGREEMENTS

We are currently negotiating employment agreements with Elorian Landers, Eden Kim, Patrick Walden and Charles McCauley pursuant to which each of them will receive a specified base salary subject to annual adjustment by our board of directors. We also anticipate that each employment agreement will provide that if we terminate employment without cause, the employee will be entitled to severance pay. We expect to finalize the employment agreements in the second quarter of 2001.

2000 OMNIBUS SECURITIES PLAN

Our board of directors adopted our 2000 Omnibus Securities Plan in October 2000. Under the plan, our employees, directors and consultants may be awarded options to purchase our common stock. We may also make awards of restricted common stock and grant stock appreciation rights under the plan. The maximum number of shares of common stock reserved and available for issuance under the plan is 10,000,000, subject to certain adjustments. We believe that the award of options, restricted stock and stock appreciation rights will provide incentive to key personnel as well as offer an attractive benefit for the new managers that we must recruit. To date, 2,062,200 shares of our common stock have been issued under the plan. The plan will be presented to stockholders for approval at our next annual meeting of stockholders. Awards that are made under the plan prior to it being approved by our stockholders are subject to such stockholder approval.

OPTION GRANTS

The following table sets forth certain information concerning individual grants of stock options made during the last completed fiscal year to each of the named executive officers.

                                    NUMBER OF         PERCENT OF TOTAL
                                   SECURITIES          OPTIONS GRANTED
                                   UNDERLYING          TO EMPLOYEES IN
           NAME                  OPTIONS GRANTED         FISCAL YEAR          EXERCISE PRICE        EXPIRATION DATE
----------------------------    ------------------    ------------------    -------------------    -------------------
Elorian Landers                       750,000         30%                         $0.25            (1)
Eden Kim                            1,500,000         60%                         $0.25            (2)
Charles McCauley                      250,000         10%                         $1.20            10/16/03

------------------

(1) 25% of the options vested February 5, 2000 and 25% vest at the end of each six month period thereafter, with each vested portion expiring 3 years after the date of vesting.
(2) 25% of the options vested February 5, 2000 and 25% vest at the end of each six month period thereafter, with each vested portion expiring 3 years after the date of vesting.


OPTION EXERCISES AND OPTION VALUES

The following tables sets forth certain information concerning the exercise of options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of such named executive officers' unexercised options on an aggregated basis.

                                                                                NUMBER OF
                                                                                SECURITIES              VALUE OF
                                                                                UNDERLYING            UNEXERCISED
                                                                               UNEXERCISED            IN-THE-MONEY
                                                                           OPTIONS AT FY-END      OPTIONS AT FY-END
                                                                                  (#)                   ($)(1)
                                                                            -------------------    -------------------
                                 SHARES ACQUIRED       VALUE REALIZED         UNEXERCISABLE/         UNEXERCISABLE/
           NAME                  ON EXERCISE (#)             ($)               EXERCISABLE            EXERCISEABLE
----------------------------    ------------------    ------------------    -------------------    -------------------
Elorian Landers                        N/A                   N/A             375,000/375,000         $410.175/$410,175
Eden Kim                               N/A                   N/A             750,000/750,000         $820,350/$820,350
Charles McCauley                       N/A                   N/A                0/250,000              $ 0/$23,450
----------


(1) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.

COMPENSATION OF DIRECTORS

Other than being reimbursed for the expenses incurred in attending meetings of the board of directors, members of our board of directors do not receive cash compensation for their services as a director. On July 14, 2000, we granted each of our outside directors an option to purchase 300,000 shares of our common stock at an exercise price of $0.75 per share. On the date of grant, 25,000 shares vested; the remaining shares vest at the rate of 25,000 shares per quarter over three years. Each vested portion of options expire three years after the date of vesting. An outside director will forfeit any unvested options upon his ceasing to serve as a director.

Thomas McCrimmon, one of our outside directors, receives a car allowance of $750 per month. Mr. McCrimmon is also covered under our healthcare plan at a level identical to our executive officers. On February 5, 2000, we granted Mr. McCrimmon an option to purchase 1,500,000 shares of our common stock at an exercise price of $0.25 per share. Twenty-five percent of the option vested on the date of grant, and 25% vests each six months thereafter. The option expires on August 5, 2004. We also paid Mr. McCrimmon $40,000 for consulting services he provided to the company in 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2001, for the following: (1) each person who is known by us to own beneficially five percent or more of our outstanding common stock, (2) each of our directors and officers who beneficially own such shares and (3) our officers and directors as a group.

                                                                             SHARES OF COMMON STOCK
                                                                               BENEFICIALLY OWNED
                                                                    -----------------------------------------
                        NAME OF BENEFICIAL OWNER                         NUMBER(1)             PERCENT(2)
----------------------------------------------------------------    -------------------    ------------------
Elorian Landers(3)                                                        9,919,652                20.7
Eden Kim(4)                                                               8,830,641                18.2
Thomas C. McCrimmon(5)                                                    3,389,500                 7.0
Eduardo Orillac(6)                                                        1,911,500                 4.0
Thomas G. Gruenert(7)                                                       614,000                 1.3
Patrick Walden(8)                                                           500,000                 1.1
Charles McCauley(9)                                                         890,000                 1.9
Executive officers and directors as a group(10) (7 persons)              26,055,293                50.3


(1) Pursuant to Rule 13d-3 under the Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise, has or shares voting power and/or investment power as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment control within 60 days. The number of shares shown includes outstanding shares owned as of March 30, 2001, by the person indicated and shares underlying warrants and/or options owned by such person on March 30, 2001, that were exercisable within 60 days of that date.

(2) Based on 47,277,047 shares of common stock issued and outstanding as of the close of business on March 30, 2001.

(3) Includes 562,500 shares subject to options exercisable within 60 days of March 30, 2001. Mr. Landers' address is 13135 Dairy Ashford, Suite 525, Sugar Land, Texas 77478.

(4) Includes 1,125,000 shares subject to options exercisable within 60 days of March 30, 2001. Mr. Kim's address is 10715 Orline Court, Cupertino, California 94015.

(5) Includes 1,225,000 shares subject to options exercisable within 60 days of March 30, 2001. Mr. McCrimmon's address is 3816 West Linebaugh Avenue, Suite 408, Tampa, Florida 33624.

(6) Includes 775,000 shares subject to options exercisable within 60 days of March 30, 2001. Mr. Orillac's address is P.O. Box 6-8990, Panama, Republic of Panama.

(7) Includes 325,000 shares subject to options exercisable within 60 days of March 30, 2001. Mr. Gruenert's address is 7707 Fannin, Suite 203, Houston, Texas 77054.

(8) Includes 250,000 shares subject to options exercisable within 60 days of March 30, 2001. Mr. Walden's address is 13135 Dairy Ashford, Suite 525, Sugar Land, Texas 77478

(9) Includes 250,000 shares subject to options exercisable within 60 days of March 30, 2001. Mr. McCauley's address is 13135 Dairy Ashford, Suite 525, Sugar Land, Texas 77478

(10) Includes 4,512,500 shares subject to options exercisable within 60 days of March 30, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 28, 2000, we acquired approximately 88.5% of the outstanding common stock of Swan. Prior to the acquisition of our majority interest in Swan, we issued a secured convertible promissory note in the original principal amount of $1,000,000 to Swan in connection with a loan by Swan to us. The note bears interest at the rate of eight percent per year and is payable in three annual installments of principal and interest commencing July 18, 2001. The principal and interest on the note or any proportionate amount of principal and interest is convertible into up to 500,000 shares of our common stock. Following the acquisition of our majority interest in Swan, we issued secured promissory notes to Swan for $500,000 each on October 31, 2000 and December 31, 2000. The notes bear interest at the rate of eight percent per year and are payable in three annual installments of principal and interest commencing one year from the date of issue. To date, an aggregate of $1.85 million has been advanced to us by Swan under these three notes. The three notes are secured by all of the capital stock and holdings of the company in any other entity, collateral and equipment, accounts receivable and other intangibles and intellectual property of the company as evidenced by a Security Agreement, dated July 18, 2000, between Swan and the company. Eden Kim, our Chairman of the Board and Secretary, is the Chief Executive Officer and Chairman of the Board of Swan.

Thomas Gruenert, one of our outside directors, is a partner of Gibson-Gruenert LLP, a Houston, Texas, law firm, that provides legal services to us. In 2000, we paid Mr. Gruenert's firm $110,918 in legal fees. We also issued the firm 300,000 shares of our common stock in lieu of a cash retainer and director's fees.

We paid Thomas McCrimmon, one of our outside directors, $40,000 for consulting services provided to the company in 2000.

Prior to joining the company in September 2000, Charles McCauley provided consulting services to us in May through June of 2000. We paid him $24,000 for these services in 2000.

On February 5, 2000, we granted Dale Burchfield, a member of our board of advisors, an option to purchase 75,000 shares of our common stock as consideration for services he rendered to the company. The option has an exercise price of $0.25. On the date of grant, 25% of the shares vested; the remaining shares vest at the rate of 25% per quarter each six months thereafter. The option expires on August 5, 2004.

On March 30, 2001, we issued a promissory note for $1,000,000 to SES-Corp. in return for a loan in that amount. The note is due 180 days from March 30, 2001 and bears interest at 8% per year.

During 2000, Elorian Landers, our Chief Executive Officer and a director, advanced us an aggregate of $160,000, of which $93,000 has been repaid to date. These advances bear interest at 6% per year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

EXHIBIT NO.                   TITLE
-----------                   -----

2.1(1) Agreement and Plan of Reorganization between GeeWhizUSA.com, Inc. and the company
2.2(2)   Agreement and Plan of Exchange between Swan Magnetics, Inc. and the company
2.3(3) Agreement and Plan of Exchange, dated June 28, 2000, between Swan Magnetics, Inc. and the company
2.4(4) Amended and Restated Agreement and Plan of Exchange, dated June 28, 2000, among Swan Magnetics, Inc., certain stockholders of Swan Magnetics, Inc. and the company
2.5 Form of Warrant Certificate issued to former stockholders of Swan Magnetics, Inc.
2.6 Reorganization Agreement and Plan of Exchange, dated July 15, 2000, among CyberCoupons.com, Inc., certain stockholders of CyberCoupons.com, Inc. and the company
2.7(5) Amended and Restated Asset Purchase Agreement and Agreement and Plan of Merger, dated March 31, 2001, among SES Acquisition 2001, Inc., Cheyenne Management Company, Inc., SES-Corp., certain other persons and the company
3.1      Certificate of Incorporation
3.2      Bylaws
4.1      Specimen Certificate of Common Stock
4.2(6)   2000 Omnibus Securities Plan
10.1     Office Lease between G.P.I. Development, Ltd. and the company
10.2 Lease Agreement, dated December 2, 1997, between Southwest Beltway Limited Partnership and Fyrglas, Inc.
10.3     [RESERVED]
10.4 Security Agreement, dated July 18, 2000, between Swan Magnetics, Inc. and the company
10.5 Secured Convertible Promissory Note issued by the company to Swan Magnetics, Inc. on July 18, 2000
10.6 Secured Promissory Note issued by the company to Swan Magnetics, Inc. on October 31, 2000
10.7 Secured Promissory Note issued by the company to Swan Magnetics, Inc. on December 12, 2000
10.8 Subscription Agreement, dated February 2, 2001, among Alpha Capital Aktiengesellschaft, AMRO International, S.A., Markham Holdings Ltd., Stonestreet Limited Partnership and the company
10.9 Form of Convertible Note issued by the company to Alpha Capital Aktiengesellschaft, AMRO International, S.A., Markham Holdings Ltd. and Stonestreet Limited Partnership on February 2, 2001
10.10 Form of Common Stock Purchase Warrant issued by the company to Alpha Capital Aktiengesellschaft, AMRO International, S.A., Markham Holdings Ltd. and Stonestreet Limited Partnership on February 2, 2001
10.11 Research and Development Agreement, dated November 15, 2000, between iTVr, Inc. and Swan Magnetics, Inc.
10.12    Promissory Note issued by the company to SES Corp. on March 30, 2001
21.1     Subsidiaries
---------------------

(1) Incorporated by reference from the company's Current Report on Form 8-K dated April 14, 2000, as filed with the SEC on April 17, 2000.

(2) Incorporated by reference from the company's Current Report on Form 8-K dated July 10, 2000, as filed with the SEC on July 11, 2000.

(3) Incorporated by reference from the company's Current Report on Form 8-K/A dated July 17, 2000, as filed with the SEC on July 18, 2000.

(4) Incorporated by reference from the company's Current Report on Form 8-K dated September 28, 2000, as filed with the SEC on October 13, 2000.

(5) Incorporated by reference from the company's Current Report on Form 8-K dated April 1, 2001, as filed with the SEC on April 16, 2001.

(6) Incorporated by reference from the company's Registration Statement on Form S-8, SEC File No. 333-48792, as filed with the SEC on October 27, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IVG CORP.


Date:    April 17, 2001                 By:  /s/ Elorian Landers
                                             -----------------------------------
                                             Elorian Landers, Chief Executive
                                             Officer and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Elorian Landers                                               April 17, 2001
-----------------------------------------------------
Elorian Landers, Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Eden Kim                                                      April 17, 2001
-----------------------------------------------------
Eden Kim, Chairman of the Board and Secretary


/s/ Patrick Walden                                                April 17, 2001
-----------------------------------------------------
Patrick Walden, Chief Financial Officer (Principal
Financial Officer and Principal Accounting Officer)


/s/ Thomas McCrimmon                                              April 17, 2001
-----------------------------------------------------
Thomas McCrimmon, Director


/s/ Eduardo Orillac                                               April 17, 2001
-----------------------------------------------------
Eduardo Orillac, Director


/s/ Thomas G. Gruenert                                            April 17, 2001
-----------------------------------------------------
Thomas G. Gruenert, Director

                         INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report.................................................F-2

Consolidated Balance Sheet...................................................F-3

Consolidated Statement of Operations.........................................F-4

Consolidated Statement of Changes in Stockholders' Equity....................F-5

Consolidated Statement of Cash Flows.........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of
IVG Corp.


We have audited the accompanying consolidated balance sheet of IVG Corp. (a Delaware corporation) as of December 31, 2000, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of IVG Corp. as of December 31, 1999, were audited by other auditors whose report dated January 11, 2001, on those statements included an explanatory paragraph that described the substantial doubt about the entity's ability to continue as a going concern unless substantial capital can be raised to meet obligations.

We conducted our audit in accordance with U. S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of IVG Corp. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 10 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Wrinkle, Gardner & Company, P.C.
Friendswood, Texas
April 12, 2001

                                   IVG CORP.
                           Consolidated Balance Sheet
                      For the Year Ended December 31, 2000


ASSETS

CURRENT ASSETS:
     Cash                                                        $    2,886,710
     Restricted Cash                                                  1,500,000
     Accounts receivable - net                                           27,034
     Inventory                                                           77,939
     Notes receivable                                                   148,200
                                                                 ---------------
     Total current assets                                             4,639,883
                                                                 ---------------

PROPERTY AND EQUIPMENT - NET                                             44,541
                                                                 ---------------

OTHER ASSETS - NET                                                      494,139
                                                                 ---------------

                                                                 $    5,178,563
                                                                 ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                       $    1,278,038
     Notes payable                                                    2,679,896
                                                                 ---------------
     Total current liabilities                                        3,957,934

PREFERRED STOCK                                                       2,181,819

MINORITY INTEREST                                                       (27,906)

STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT:
     Common Stock, par value $.0001, 300,000,000 shares
       authorized, 44,073,197 issued and outstanding                      4,407
     Additional paid-in capital                                      23,867,481
     Accumulated deficit                                            (24,805,172)
                                                                 ---------------
     Total shareholders' deficit                                       (933,284)
                                                                 ---------------
                                                                 $    5,178,563
                                                                 ===============

   The accompanying notes are an integral part of these financial statements.

                                   IVG CORP.
                      Consolidated Statement of Operations
                 For the Years Ended December 31, 2000 and 1999

                                                      2000            1999
                                                --------------------------------
REVENUES:
     Sales                                      $      396,300   $      402,422
     Other revenues                                    116,789           62,318
                                                --------------------------------
       Total revenues                                  513,089          464,740
                                                --------------------------------

COSTS OF GOODS SOLD:                                   298,742          181,303
                                                --------------------------------

GROSS PROFIT                                           214,347          283,437
                                                --------------------------------


OPERATING EXPENSES,
         General and administrative                  4,826,282          575,268
         In process technology                      18,039,591                -
         Depreciation expense                           28,271                -
         Interest expense                               58,716                -
                                                --------------------------------
       Total Expenses                               22,952,860           575,268
                                                --------------------------------
MINORITY INTEREST                                      (27,906)               -
                                                --------------------------------
NET (LOSS)                                      $  (22,710,607)  $     (291,831)
                                                ================================


Basic and fully diluted net loss per share      $        (0.61)  $        (0.05)

Weighted average number of common shares
  outstanding for basic and diluted net
  loss per common share                             37,305,300        6,288,554

   The accompanying notes are an integral part of these financial statements.


                                               IVG CORP.
                      Consolidated Statement of Changes in Stockholders' Equity
                           For the Years Ended December 31, 2000 and 1999


                                  Common Stock
                             -----------------------------     Additional
                                Number of                       Paid-in       Accumulated
                                 Shares          Amount         Capital         Deficit          Total
                             -------------   -------------   -------------   -------------   -------------
BALANCE,
  December 31, 1998             4,000,000    $        400    $  1,712,124    $ (1,802,734)   $    (90,210)

ACQUISITION OF
  SUBSIDIARY                   26,537,402           2,654         256,911           -             259,565

NET LOSS                                -               -               -        (291,831)       (291,831)
                             -------------   -------------   -------------   -------------   -------------

BALANCE,
  December 31, 1999            30,537,402           3,054       1,969,035      (2,094,565)       (122,476)

SHARES ISSUED FOR SERVICES      2,414,200             241       2,388,467               -       2,388,708

SHARES ISSUED FOR
  CASH                            213,450              21         434,079               -         434,100

ACQUISITION OF
  SUBSIDIARY                   10,908,145           1,091      19,004,040               -      19,005,131

WARRANTS ISSUED FOR
  SERVICES                              -               -          71,860               -          71,860


NET LOSS                                -               -               -     (22,710,607)    (22,710,607)
                             -------------   -------------   -------------   -------------   -------------

BALANCE,
  December 31, 2000            44,073,197    $      4,407    $ 23,867,481    $(24,805,172)   $   (933,284)


                  The accompanying notes are an integral part of these financial statements.

                                             IVG CORP.
                                Consolidated Statement of Cash Flows
                           For the Years Ended December 31, 2000 and 1999

                                                                       2000             1999
                                                                 --------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net (Loss)                                                  $  (22,710,607)  $     (291,831)
     Adjustments to reconcile net loss to net cash
       (used in) operating activities:
       Minority interest                                                (27,906)               -
       Depreciation                                                      28,271           21,473
       Amortization                                                      12,650           37,450
       Purchased in process technology                               18,039,591                -
       Stock based compensation                                       2,460,568                -
       Changes in Assets & Liabilities:
       Accounts Receivable                                              (12,889)          12,232
       Inventory                                                          1,649            8,916
       Other Assets                                                    (217,467)               -
       Accounts Payable and Accrued Expenses                          1,334,132          (42,809)
                                                                 --------------------------------
Net Cash (Used In) Operating Activities                              (1,092,008)        (254,569)
                                                                 --------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of equipment                                              (13,266)          (2,726)
     Notes receivable                                                  (148,200)               -
     Cash acquired through purchase of subsidiary                     5,404,338                -
                                                                 --------------------------------
Cash Flows Provided By Investing Activities                           5,242,872           (2,726)
                                                                 --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from stock issuance                                       434,100          259,565
     Proceeds from notes payable                                         49,785          121,261
     Note principal payments                                           (254,045)        (117,525)
                                                                 --------------------------------
Cash Flows Provided by Financing Activities                             229,840          263,301
                                                                 --------------------------------

Net Increase in Cash and Cash Equivalents                             4,380,704            6,006
Cash and Cash Equivalents - Beginning of Year                             6,006                -
                                                                 --------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                          $    4,386,710   $        6,006
                                                                 ================================

Supplemental Cash Flow Information:
     Interest Paid                                               $       60,000   $        3,562
                                                                 ================================
     Income Taxes Paid                                           $            -   $            -
                                                                 ================================

Supplemental schedule of non-cash investing and financing activities: The Company purchased approximately 88.5% of the common stock of Swan Magnetics, Inc. with common stock and warrants valued at $19,005,131. In conjunction with the acquisition, the fair value of assets and liabilities assumed were as follows:

     Tangible assets acquired, including cash                 $  5,653,417
     Intangible assets acquired and subsequently written-off    18,039,591
     Liabilities assumed                                        (4,687,877)
                                                              -------------

     Value of stock and warrants issued                       $ 19,005,131
                                                              =============

   The accompanying notes are an integral part of these financial statements.

                                   IVG CORP.

                   Notes to Consolidated Financial Statements

                                December 31, 2000


NOTE 1 - ORGANIZATION AND PRESENTATION

         On March 9, 2001, IVG Corp. (the Company) changed its name from Internet Venture Group, Inc. to IVG Corp. and its state of incorporation from Florida to Delaware. The name change and reincorporation were accomplished by merging Internet Venture Group, Inc., a Florida corporation, into IVG Corp., a Delaware corporation formed for the purpose of these transactions. Each issued and outstanding share of common stock of Internet Venture Group, Inc. was automatically converted in the merger into one share of common stock of IVG Corp. The Company was incorporated in the state of Florida on March 19, 1987 under the name Sci Tech Ventures, Inc. and changed its name to Strategic Ventures, Inc. in May 1991. On October 18, 1999, Strategic Ventures, Inc. changed its name to Internet Venture Group, Inc.

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

         On September 28, 2000, the Company acquired ownership of approximately 88.5% of the issued and outstanding shares of Swan Magnetics, Inc. (a California Corporation), for shares of the Company's stock. The transaction was accounted for under the purchase method. See Note 11.

         The Company is a Houston-based human resource and technology company that focuses on the acquisition, development and operation of promising revenue- generating companies. The Company's business strategy is to acquire, develop and operate unique companies that are leaders in their commercial niche by virtue of a compelling business model, technology and/or proprietary service. The Company provides a value-added corporate structure intended to enable its portfolio companies to quickly leverage their expertise and deploy their business strategy by utilizing the management, financial and corporate resources of the Company.

         The primary business of GeeWhiz.com, which now operates as a division of the Company, is the development, acquisition, marketing and distribution of proprietary products as specialty products and items for the Worldwide gift, novelty and souvenir industries. Swan Magnetics, Inc., which operates as a majority-owned subsidiary of the Company, is involved in the development of a proprietary ultra-high capacity (UHC), flexible disk drive technology and currently has no revenue generating operations.

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

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The Company's consolidated financial statements as of and for the year ended December 31, 2000 and 1999 reflect its operations on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS
         -------------------------

         The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2000, $1,500,000 of cash was restricted for payment of a note to a vendor.

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

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                               December 31, 2000
                                               -----------------

         Manufacturing equipment                 $   108,556
         Furniture and equipment                      31,431
                                                 ------------

                                                     139,987

         Less accumulated depreciation               (95,446)
                                                 ------------

                                                 $    44,541
                                                 ============

NOTE 4 - OTHER ASSETS

         At December 31, 2000, other assets consisted of the following:

                                         Historical   Accumulated       Book
                                            Cost      Amortization      Value
                                        ------------  ------------  ------------

         Licensing, patents, trademarks $   364,846   $   103,184   $   261,662
         Other assets                       232,477             -       232,477
                                        ------------  ------------  ------------
                                        $   597,323   $   103,184   $   494,139
                                        ============  ============  ============

NOTE 5 - NOTES PAYABLE

         Notes payable consisted of the following:

                                                                   December 31,
                                                                      2000
                                                                  --------------

         Borrowings against a $50,000 line-of-credit agreement
         with a financial institution collateralized by a
         general security agreement covering substantially all
         assets of the Company; the note bears interest at two
         points above the bank's prime rate (8.25% at December
         31, 1999 and 11.0% at December 31, 2000); the note is
         payable on demand; however if no demand is made it
         matures
         April 2001                                               $      49,785


         Note payable to an individual stockholder, interest at
         8.0%, payable in full on demand                                100,111
         Notes payable to individual stockholders, interest at
         10.5%, payable on demand                                        30,000
         Note payable to a company, interest at 10%, payable
         on demand                                                    1,000,000
         Note payable to a company, interest at 8%, due
         on demand, secured by cash in bank                           1,500,000
                                                                  --------------
                                                                  $   2,679,896
                                                                  ==============

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

         Deferred income taxes reflect the net tax affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

                                                  December 31, 2000
                                                  -----------------
         Deferred tax assets
            Net operating loss carryforwards        $ 24,805,172
            Valuation allowance for deferred
              tax assets                             (24,805,172)
                                                    -------------

         Net deferred tax assets                    $          -
                                                    =============

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Company had net operating loss carryforwards for federal income tax purposes of approximately $24,805,172 and $2,094,565 as of December 31, 2000 and 1999, respectively. These carryforwards, if not utilized to offset taxable income begin to expire in 2003. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 7 - CONVERTIBLE PREFERRED STOCK

         After the acquisition of Swan Magnetics, Inc., there remained Swan convertible preferred stock outstanding, which had not been converted to Swan common stock or IVG common stock. After the acquisition of Swan, there were 612,957 shares of Series B outstanding with a historical cost of $221,000, 2,010,000 shares of Series D outstanding with a historical cost of $1,423,303 and 706,000 shares of Series G shares outstanding with a historical cost of $3,512,000. Upon acquisition, the preferred stock has been valued at $2,191,819, the liquidation preference value, due to the going concern question of IVG.

         The rights, preferences and privileges of the Swan Series B, D and G preferred stock holders are as follows:

         DIVIDEND RIGHTS

         Dividends are non-cumulative and payable only upon declaration of the Board of Directors at a rate of $0.132 per share for Series B preferred stock, $0.05 per share for Series D preferred stock and $0.05 per share for Series G preferred stock. No distributions will be made on any share of Series D preferred stock until holders of Series B preferred stock have been paid. No distribution will be paid on any Series G preferred stock until holders of Series B and D have been paid.

         LIQUIDATION PREFERENCE

         Holders of Series B shares have a liquidation preference over Series D and G and common shareholders of $1.10 per share plus any declared but unpaid dividends, holders of Series D shares have a liquidation preference over Series G and common shareholders of $2.50 per share plus any declared but unpaid dividends, and holders of Series G shares have a liquidation preference over common shareholders of $5.00 per share plus any declared but unpaid dividends.

         CONVERSION RIGHTS

         Each share of preferred stock is convertible into one share of common stock at the option of the holder, subject to protection against dilution. Preferred stock automatically converts upon an effective initial public offering or upon the vote or written consent of at least two-thirds of the number of outstanding shares of the preferred stock into common stock (except Series B which does not have this feature).

         VOTING RIGHTS

         There are outstanding common stock warrants attached to Series D and Series G preferred stock at December 31, 2000. The Series D preferred stock warrants gives the warrant holder the right to purchase one share of Swan common stock at $0.83 per share. The Series G preferred stock warrant gives the warrant holder the right to purchase shares of Swan common stock. None of the Series D or Series G warrants have been exercised through December 31, 2000. The Series D warrants expire in 2001 and the Series G warrants expire in 2006.

NOTE 8 - STOCK COMPENSATION PLANS

         STOCK OPTION PLAN

         The Company has granted options to purchase shares of common stock to employees, directors, consultants, and investors at prices as determined by the Board of Directors, at date of grant. A summary of the Company's stock options granted is presented below:

                                                               Weighted-
                                                                Average
                                                                Exercise
                                               Number of       Price per
                                                Shares           Share
                                             -------------   --------------

         Balance, December 31, 1998             3,235,500    $         .13
         Granted                                4,370,625    $         .69
         Exercised                                      -    $           -
         Canceled                                (292,500)   $         .14
                                             -------------   --------------
         Balance, December 31, 1999             7,313,625    $         .47
         Granted                                4,375,000    $         .27
         Exercised                                      -    $           -
         Canceled                                       -    $           -
                                             -------------   --------------
         Balance, December 31, 2000            11,688,625    $         .39

         The fair value of each stock option was estimated on the date of grant using the Black-Schoales option-pricing model with the following weighted-average assumption on stock options issued on or before June 30, 2000: an expected life of four (4) years, expected volatility of 87%, and a dividend yield of 0% and on stock options issued after June 30, 2000: an expected life of 18 months, expected volatility of 90%, and a dividend yield of 0%.

         2000 OMNIBUS SECURITIES PLAN

         The 2000 Omnibus Securities Plan ("2000 Plan") was adopted in October 2000 and reserved 10,000,000 shares of IVG common stock for stock options, including incentive and non-qualified stock options, restrictive stock awards, unrestricted stock awards, performance stock awards, dividend equivalent rights, and stock appreciation rights to directors, officers, and key employees of the company and certain consultants.

         The following summary presents information with regard to the securities issued under the 2000 Plan as of December 31, 2000:

                                                   Number of
         Balance, December 31, 2000                 Shares
         --------------------------                 ------

         Unrestricted stock awards:               1,080,200
         Restricted stock awards:                   239,500

         Shares available under the 2000 Plan as of December 31, 2000 totaled 8,680,300. In accordance with FASB No. 123, non-cash stock-based compensation expense of $1,592,450 has been recognized in the accompanying statements of operations for the year ended December 31, 2000 related to these stock awards. An equal amount has been recognized in shareholders' equity.

         NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

         The Non-Employee Directors Stock Option Plan adopted in July 2000 permitted the issuance of up to 900,000 shares of common stock to directors who are not employees of IVG. Under the plan, options to purchase 100,000 shares of common stock at the fair market value on the date of grant are granted to each non-employee director annually. As of December 31, 2000, options for 300,000 shares had been granted to three non-employee directors under this plan, of which 150,000 shares are available for exercise.

         ACCOUNTING ISSUES RELATING TO ALL STOCK COMPENSATION PLANS

         The company accounts for these plans under APB Opinion No. 25 and related interpretations under which no compensation cost has been recognized. Had compensation cost for these plans been determined using the fair value method of SFAS No. 123, pro forma net earnings and diluted earnings per share would not have been materially different than using APB Opinion No. 25.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         The Company is in the third year of a five-year operating lease which commenced December 1997 for office and warehouse space located in Houston, Texas. Future minimum lease commitments for building lease approximate the following for each of the years ending December 31:
         2001 - $78,386; 2002 - $73,907; and none thereafter. Rent expense was $84,777 and $73,296 for the years ended December 31, 2000 and 1999, respectively. In 2001, the Company entered into a new lease for office space which requires annual rent of $119,856 through 2005.

NOTE 10 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with U. S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred substantial operating losses. As shown in the financial statements, the Company incurred net losses of $4,671,016, excluding purchased in-process technology of $18,039,591,on gross sales of $396,300 for the year ended December 31, 2000. These factors indicate there is substantial doubt about the Company's ability to continue as a going concern. The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

         Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company has been able to continue based upon the financial support of certain of its stockholders, and the continued existence of the Company is dependent upon this support and the Company's ability to acquire assets by the issuance of stock. Management has recently been able to secure a $1,100,000 loan from a group of institutional investors (see convertible notes footnote) and $1,850,000 from Swan Magnetics, Inc. and has subsequently acquired businesses that management believes can provide additional cash for the Company's operations and be profitable in both the short and long-term. Management also intends to attempt to raise additional funds through private sales of the Company's common stock.

         Although management believes that these efforts will enable the Company to continue as a going concern, there can be no assurance that these efforts will be successful.

NOTE 11 - ACQUISITION OF SUBSIDIARY

         On September 28, 2000, the Company acquired ownership of approximately 88.5% of the common stock of Swan Magnetics, Inc. Swan is a hardware development company specializing in ultra high capacity floppy disk drives and media. As part of a two step purchase transaction, the Company exchanged 20,000,000 shares of restricted common stock for approximately 88.5% of the outstanding common shares of Swan. The Company then offered, to those stockholders, an exchange of restricted common stock for warrants to purchase common stock at an exercise price equal to the market value on September 28, 2000, or $1.75. Stockholders exchanged an aggregate of 9,091,793 shares of restricted common stock of the Company for common stock warrants. The fair value of the common stock warrants was estimated on September 28, 2000 using the Black-Schoales option-pricing model with the following weighted-average assumption on stock warrants issued: an expected life of 18 months, expected volatility of 90%, and a dividend yield of 0%. This transaction adjusted the purchase price to approximately $19,005,131. The acquisition was accounted for using the purchase method. The assets and liabilities of Swan were recorded at fair market value, which approximates net book value on the date of acquisition. Upon consummation of the Swan acquisition, the Company expensed $18,040,000 representing purchased in-process technology that had not reached technological feasibility and had no alternative future use. The Company's statement of income includes the income and expenses of Swan for the three months ended December 31, 2000, in accordance with the purchase method of accounting.

         The pro forma unaudited results of operations for the years ended December 31, 2000 and 1999, assuming the purchase of Swan had been consummated as of January 1, 1999, follows:

                                                           2000          1999
                                                           ----          ----
         Revenues                                         717,895       464,740
         Lawsuit settlements                           17,409,277             0
         Extraordinary gains-debt extinguishment        4,488,653             0
         Net income                                    15,983,376   (19,698,236)
         Net income per common share:
             Basic                                           0.39         (0.49)
             Diluted                                         0.36         (0.49)

NOTE 12 - SUBSEQUENT EVENTS - ACQUISITIONS

         SES-CORP, INC. / CHEYENNE MANAGEMENT COMPANY, INC. On December 29, 2000, the Company entered into an Asset Purchase Agreement and Agreement and Plan of Merger by and among SES Acquisition 2001, Inc., Cheyenne Management Company, Inc., SES-Corp., Inc. ("SES"), and certain other persons (the "Acquisition Agreement"). The Acquisition Agreement was amended on March 30, 2001. The Acquisition Agreement provided for both the Company's purchase of certain of the assets of Cheyenne Management Company, Inc. and the merger of SES Acquisition 2001, Inc., a wholly owned subsidiary of the Company, with and into SES, with SES to be the surviving corporation. The acquisition became effective
         April 1, 2001.

         Under the terms of the Acquisition Agreement, the former shareholders of SES were issued restricted shares equal to 25 percent of the IVG Corp. common stock outstanding at that date, approximately 11.8 million shares. An additional number of shares of IVG common stock equal to up to 8 percent of the issued and outstanding common stock of IVG prior to the merger may be issued in 2002, based upon the EBITDA of SES in 2001. 85 percent of the shares initially issued under the transaction were placed in escrow to secure certain indemnification obligations of the former SES shareholders. The transaction will be accounted for as a reverse purchase due to the size of SES versus the Company. In addition, 2 SES executives will be appointed to the IVG Corp. Board of Directors in 2001.

         The Company also acquired certain of the assets of Cheyenne Management Company, Inc. in exchange for a number of shares of the Company's common stock to be determined by dividing the fair market value of the acquired assets as stated on Cheyenne's audited balance sheet as of December 31, 2000 by $1.50.

         SES is involved in various litigation which could adversely affect net earnings for 2001. As of April 12, 2001, a judgment of approximately $4,200,000 had been entered against SES by a South Carolina court. Other litigation is pending which could result in further judgments against SES.

         CYBERCOUPONS. On January 9, 2001, the Company executed a Reorganization Agreement and Plan of Exchange pursuant to which the Company exchanged up to 2,372,625 shares of its common stock for approximately 35% of the issued and outstanding common stock of CyberCoupons.com, Inc., a Houston, Texas-based company. The Company's investment in CyberCoupons was diluted immediately, in the sense that the CyberCoupons shares acquired in exchange for IVG common stock have a book value that is far less than the trading price of IVG common stock at January 9, 2001. No assurances can be given that the Company's investment in CyberCoupons will appreciate in value, or that it will appreciate to a value comparable to the value of IVG shares that were delivered to the CyberCoupons stockholders.

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

         ITVR. Under the terms of a Research and Development Agreement, Swan Magnetics (a 88.5% owned subsidiary), received 3,000,000 shares of common stock of iTVr in exchange for a $750,000 investment, giving
         Swan ownership of 46% of the outstanding common stock. Swan's initial $250,000 investment was expensed as research and development expense in the accompanying statement of operations for the year ended December 31, 2000. Under the parties' agreement, Swan will receive an additional 1,000,000 shares of common stock upon completion of iTVr's next round of financing.

         iTVr has developed a high performance, multi function, low cost PVR for a variety of applications including time shift television recording, digital imaging and manipulation, distance education, HDTV, karaoke, video conferencing, music videos, video emails and home gateway applications.

         iTVr's business model is to provide cost effective multi function solutions at affordable prices without requiring ongoing service charges. iTVr expects to begin shipments of its first product in China in the first quarter of 2001 with initial introduction to the European and US markets in mid 2001.

         UNITED STAFFING OF AMERICA, LTD. On April 5, 2001, SES-Corp.,Inc. signed a Letter of Intent to acquire United Staffing of America, Ltd.(USA), a privately owned Professional Employer Organization located in Tampa, Florida. USA operates in 10 states, providing human resource administration to over 125 businesses. The proposed transaction is structured as a stock transaction, the terms of which are subject to certain conditions including shareholder approval and the execution of definitive agreements. Management anticipates that the acquisition will be completed in May 2001.

         STAFF LEASING CORPORATION. On April 12, 2001 SES-Corp., Inc. signed a Letter of Intent to acquire Staff Leasing Corporation (Staff Leasing), a privately owned Professional Employer Organization located in Palos Heights, Illinois. Staff Leasing operates in 24 states, offering human resource administration to over 1,200 worksite employees. The proposed transaction is structured as a stock for cash transaction, the terms of which are subject to certain conditions including shareholder approval and the execution of definitive agreements. Management anticipates that the acquisition will be completed in June 2001.

NOTE 13 - SUBSEQUENT EVENTS - CONVERTIBLE NOTES

         In February 2001, the Company issued $1,100,000 in 6% convertible notes with warrants to purchase 275,000 shares of IVG common stock attached. The conversion price of these notes is the lower of 120% of the closing bid price of IVG common stock for the five days prior to issue of the notes or 85% of the average of the three lowest closing bid prices for the 22 days prior to converting the notes. The purchase price of the common stock associated with the attached warrants is 120% of the closing bid price of IVG common stock for the five days prior to issue of the notes. The Company is to file a registration statement with the Securities and Exchange Commission within 90 days of issuance of the convertible notes and warrants and to cause to be declared effective within 135 days of issuance of the convertible notes and warrants. If the registration statement is not effective within 135 days of issuance, certain penalties will become effective.

NOTE 14 - RELATED PARTY TRANSACTIONS

         The Company paid $110,918 in legal fees to a law firm owned by an outside director.

         The Company paid $55,000 to two related parties, one an outside director and one a current employee. These payments were for consulting services.

         The Company granted a member of the board of advisors an option to purchase 75,000 shares of common stock as consideration for services rendered to the Company. The option has an exercise price of $0.25 and expires on August 5, 2004. On the grant date, February 5, 2000, 25% of the shares vested. The remaining shares vest at the rate of 25% per quarter each six months thereafter.

                                    IVG CORP.

                                INDEX TO EXHIBITS

EXHIBIT NO.                   TITLE

2.1(1) Agreement and Plan of Reorganization between GeeWhizUSA.com, Inc. and the company
2.2(2)   Agreement and Plan of Exchange between Swan Magnetics, Inc. and the company
2.3(3) Agreement and Plan of Exchange, dated June 28, 2000, between Swan Magnetics, Inc. and the company
2.4(4) Amended and Restated Agreement and Plan of Exchange, dated June 28, 2000, among Swan Magnetics, Inc., certain stockholders of Swan Magnetics, Inc. and the company
2.5 Form of Warrant Certificate issued to former stockholders of Swan Magnetics, Inc.
2.6 Reorganization Agreement and Plan of Exchange, dated July 15, 2000, among CyberCoupons.com, Inc., certain stockholders of CyberCoupons.com, Inc. and the company
2.7(5) Amended and Restated Asset Purchase Agreement and Agreement and Plan of Merger, dated March 31, 2001, among SES Acquisition 2001, Inc., Cheyenne Management Company, Inc., SES-Corp., certain other persons and the company
3.1      Certificate of Incorporation
3.2      Bylaws
4.1      Specimen Certificate of Common Stock
4.2(6)   2000 Omnibus Securities Plan
10.1     Office Lease between G.P.I. Development, Ltd. and the company
10.2 Lease Agreement, dated December 2, 1997, between Southwest Beltway Limited Partnership and Fyrglas, Inc.
10.3     [RESERVED]
10.4 Security Agreement, dated July 18, 2000, between Swan Magnetics, Inc. and the company
10.5 Secured Convertible Promissory Note issued by the company to Swan Magnetics, Inc. on July 18, 2000
10.6 Secured Promissory Note issued by the company to Swan Magnetics, Inc. on October 31, 2000
10.7 Secured Promissory Note issued by the company to Swan Magnetics, Inc. on December 12, 2000
10.8 Subscription Agreement, dated February 2, 2001, among Alpha Capital Aktiengesellschaft, AMRO International, S.A., Markham Holdings Ltd., Stonestreet Limited Partnership and the company
10.9 Form of Convertible Note issued by the company to Alpha Capital Aktiengesellschaft, AMRO International, S.A., Markham Holdings Ltd. and Stonestreet Limited Partnership on February 2, 2001
10.10 Form of Common Stock Purchase Warrant issued by the company to Alpha Capital Aktiengesellschaft, AMRO International, S.A., Markham Holdings Ltd. and Stonestreet Limited Partnership on February 2, 2001
10.11 Research and Development Agreement, dated November 15, 2000, between iTVr, Inc. and Swan Magnetics, Inc.
10.12    Promissory Note issued by the company to SES Corp. on March 30, 2001
21.1     Subsidiaries
---------------------

(1) Incorporated by reference from the company's Current Report on Form 8-K dated April 14, 2000, as filed with the SEC on April 17, 2000.

(2) Incorporated by reference from the company's Current Report on Form 8-K dated July 10, 2000, as filed with the SEC on July 11, 2000.

(3) Incorporated by reference from the company's Current Report on Form 8-K/A dated July 17, 2000, as filed with the SEC on July 18, 2000.

(4) Incorporated by reference from the company's Current Report on Form 8-K dated September 28, 2000, as filed with the SEC on October 13, 2000.

(5) Incorporated by reference from the company's Current Report on Form 8-K dated April 1, 2001, as filed with the SEC on April 16, 2001.

(6) Incorporated by reference from the company's Registration Statement on Form S-8, SEC File No. 333-48792, as filed with the SEC on October 27, 2000.