Form 10QSB
period 2001-03-31
IVG CORP
filed 2001-05-21
CIK 826674

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                            COMMISSION FILE NUMBER
------------------------------                            ----------------------
      MARCH 31, 2001                                           33-19196-A

                                    IVG CORP.
                          ----------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                       59-2919648
        --------                                       ----------
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                         13135 DAIRY ASHFORD, SUITE 525
                             SUGARLAND, TEXAS 77478
            ---------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                    ISSUER'S TELEPHONE NUMBER: (281) 295-8400
                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,556,259 as of April 30, 2001.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

IVG CORP.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2001

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $  2,553,573
  Restricted cash                                                     1,500,000
  Accounts receivable - net                                              60,160
  Inventory                                                              80,722
  Investment in iTVr                                                    126,313
  Notes receivable                                                      273,943
                                                                   -------------
                                       Total current assets           4,594,711

PROPERTY AND EQUIPMENT, NET                                             181,909

OTHER ASSETS, NET                                                       296,901
                                                                   -------------
                                                                   $  5,073,521
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $  1,303,729
  Notes payable                                                       3,910,096
                                                                   -------------
                                  Total current liabilities           5,213,825

PREFERRED STOCK                                                       2,181,819

MINORITY INTEREST                                                       (84,209)

STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
  Common stock:  par value $.0001, 300,000,000 shares
    authorized, 47,606,747 issued and outstanding                         4,761
  Additional paid in capital                                         25,445,462
  Accumulated deficit                                               (27,688,137)
                                                                   -------------
                                Total stockholders' deficit          (2,237,914)
                                                                   -------------
                                                                   $  5,073,521
                                                                   =============

See accompanying notes.


IVG CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                      FOR THE THREE MONTHS ENDED
                                                                               MARCH 31
                                                                        2001                2000
                                                                    (UNAUDITED)         (UNAUDITED)
                                                                  -------------------------------------
REVENUES:
  Sales                                                           $        181,499    $         84,146
  Other revenues                                                            94,124                   0
                                                                  -----------------   -----------------
                                             Total revenues                275,623              84,146

COSTS AND EXPENSES:
  Cost of goods sold                                                       120,913              32,493
  General and administrative                                             2,589,280             207,725
  Research and development                                                  60,000                   0
  Equity interest in iTVr                                                  373,687                   0
  Depreciation expense                                                      13,829                   0
  Interest expense                                                          57,182                   0
  Other expenses                                                                 0               1,426
                                                                  -----------------   -----------------
                                   Total costs and expenses              3,214,891             241,644
                                                                  -----------------   -----------------

MINORITY INTEREST                                                          (56,303)                  0
                                                                  -----------------   -----------------
NET INCOME (LOSS)                                                 $     (2,882,965)   $       (157,498)
                                                                  =================   =================

Basic and fully diluted net loss per share                        $           (.06)   $           (.01)

Weighted average number of common shares
  outstanding for basic and diluted net loss per share                  45,839,972          30,713,602


See accompanying notes.


IVG CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE
PERIOD FROM DECEMBER 31, 1999 TO MARCH 31, 2001


                                        Common Stock
                                 ---------------------------   Additional
                                   Number of                     Paid in         Accumulated
                                    Shares         Amount        Capital          Deficit          Total
                                 -----------------------------------------------------------------------------
Balance December 31, 1999           30,537,402   $    3,054   $    1,969,035   $  (2,094,565)  $     (122,476)

Shares issued for services           2,414,200          241        2,388,467               0        2,388,708

Shares issued for cash                 213,450           21          434,079               0          434,100

Acquisition of subsidiary           10,908,145        1,091       19,004,040               0       19,005,131

Warrants issued for services                 0            0           71,860               0           71,860

Net loss                                     0            0                0     (22,710,607)     (22,710,607)
                                 -----------------------------------------------------------------------------

Balance December 31, 2000           44,073,197        4,407       23,867,481     (24,805,172)        (933,284)

Shares issued for services           1,019,050          102        1,555,733                        1,555,835

Shares issued in acquisitions        2,484,500          249             (249)                               0

Shares issued for cash                  30,000            3           22,497                           22,500

Net loss                                                                          (2,882,965)      (2,882,965)
                                 -----------------------------------------------------------------------------

Balance March 31, 2001              47,606,747   $    4,761   $   25,445,462   $ (27,688,137)  $   (2,237,914)
                                 =============================================================================

See accompanying notes.


IVG CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                      FOR THE THREE MONTHS ENDED
                                                                              MARCH 31
                                                                       2001                2000
                                                                   (UNAUDITED)         (UNAUDITED)
                                                                 -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                     $     (2,882,965)   $       (157,498)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
    Minority  interest                                                    (56,303)                  0
    Depreciation                                                            7,068               6,735
    Amortization                                                            6,761               9,083
    Stock based compensation                                            1,555,835              70,000
    Equity interest in loss of iTVr                                       373,687                   0
  Changes on operating assets and liabilities:
    Accounts receivable                                                   (33,126)              7,400
    Inventory                                                              (2,783)            (14,263)
    Other assets                                                          190,477               1,742
    Accounts payable and accrued expenses                                  25,691              52,698
                                                                 -----------------   -----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (815,658)            (24,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in iTVr                                                     (500,000)                  0
  Purchases of equipment                                                 (144,436)             (7,869)
  Notes receivable                                                       (125,743)                  0
                                                                 -----------------   -----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      (770,179)             (7,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                          22,500              41,600
  Proceeds from notes payable                                           1,409,212                   0
  Payments on notes payable                                              (179,012)            (26,429)
                                                                 -----------------   -----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     1,252,700              15,171
                                                                 -----------------   -----------------
 Increase (decrease) in cash and cash equivalents                        (333,137)            (16,801)

Cash and cash equivalents at beginning of period                        2,886,710               6,006
                                                                 -----------------   -----------------
Cash (cash overdraft) and cash equivalents at end of period      $      2,553,573    $        (10,795)
                                                                 =================   =================

See accompanying notes.

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
MARCH 31, 2001

NOTE 1 - ORGANIZATION AND PRESENTATION

On March 9, 2001, IVG Corp. (the "Company") changed its name from Internet Venture Group, Inc. (formerly Strategic Ventures, Inc.) and its state of incorporation from Florida to Delaware. The name change and reincorporation were accomplished by merging Internet Venture Group, Inc. a Florida corporation, into IVG Corp., a Delaware corporation formed for the purpose of these transactions. Each issued and outstanding share of common stock of Internet Venture Group, Inc. was automatically converted in the merger into one share of common stock of IVG Corp. The Company was incorporated in the state of Florida on March 19, 1987 under the name Sci Tech Ventures, Inc. and changed its name to Strategic Ventures, Inc. in May 1991. On October 18, 1999, Strategic Ventures, Inc. changed its name to Internet Venture Group, Inc.

Effective December 31, 1999, Internet Venture Group, Inc. acquired all of the issued and outstanding shares of GeeWhiz.com, Inc. (a Texas corporation) for 26,537,402 shares of its stock by the purchase method. For accounting purposes, the acquisition was treated as a reverse acquisition, with GeeWhiz.com, Inc. as the acquirer and Internet Venture Group, Inc. as the acquiree. The merger qualified as a reverse acquisition because the officers and directors of GeeWhiz.com, Inc. assumed management control of the resulting entity and the value and ownership interest received by current GeeWhiz.com, Inc. stockholders exceeded that received by Internet Venture Group, Inc.

On September 28, 2000, Internet Venture Group, Inc. acquired ownership of approximately 88.5% of the issued and outstanding common shares of Swan Magnetics, Inc. (a California corporation), for shares of its stock. The transaction was accounted for under the purchase method of accounting. See Note 11.

The Company is a Houston-based human resource and technology company that focuses on the acquisition, development and operation of promising revenue-generating companies. The Company's business strategy is to acquire, develop and operate unique companies that are leaders in their commercial niche by virtue of a compelling business model, technology and/or proprietary service. The Company provides a value-added corporate structure intended to enable its portfolio companies to quickly leverage their expertise and deploy their business strategy by utilizing the management, financial and corporate resources of the Company.

The primary business of GeeWhiz.com, Inc., which now operates as a division of the Company, is the development, acquisition, marketing and distribution of proprietary products as specialty products and items for the worldwide gift, novelty and souvenir industries. Swan Magnetics, Inc., which operates as a majority-owned subsidiary of the Company, is involved in the development of a proprietary ultra-high capacity (UHC), flexible disk drive technology and currently has no revenue generating operations.

The Company's fiscal year end is December 31.

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
MARCH 31, 2001

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

These financial statements are presented on the accrual basis of accounting in accordance with U. S. generally accepted accounting principles. Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows, are summarized below:

Principles of consolidation
---------------------------

The accompanying unaudited consolidated financial statements include the accounts of the Company, including its divisions, and its majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents
-------------------------

The Company considers all highly-liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents. At March 31, 2001, $1,500,000 of cash was restricted for payment of a note to a vendor.

Inventory
---------

Inventory is stated at the lower of cost, determined using the first-in, first-out method (FIFO), or market. Finished products comprise all of the Company's inventory.

Property and equipment
----------------------

Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and betterments are capitalized. Depreciation is computed on the straight-line method over the estimated useful lives of five (5) years.

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
MARCH 31, 2001

Patents, trademarks and licenses
--------------------------------

The Company capitalizes certain legal costs and acquisition costs related to patents, trademarks and licenses. Accumulated costs are amortized over the lesser of the legal lives or the estimated economic lives of the proprietary rights, generally seven to ten years, using the straight-line method and commencing at the time the patents are issued, trademarks are registered or the license is acquired.

Revenue recognition
-------------------

Product sales are sales of on-line products and specialty items. Revenue is recognized at the time products are shipped. Other revenue and commission income is recognized when the earnings process has been completed.

Income taxes
------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109), "ACCOUNTING FOR INCOME TAXES", which utilizes the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Net earnings (loss) per share
-----------------------------

Basic and fully diluted net earnings (loss) per share information is presented under the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128), "EARNINGS PER SHARE". Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Fully diluted net earnings (loss) per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted average number of shares of common stock for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

Fair value of financial instruments
-----------------------------------

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are considered to be representative of their fair values because of the short-term nature of these financial instruments. The carrying amounts of the notes payable are reasonable estimates of fair value as the loans bear interest based on market rates currently available for debt with similar terms.

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
MARCH 31, 2001

Use of estimates
----------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of March 31, 2001:

Manufacturing equipment                               $ 109,670
Furniture and equipment                                  51,097
Leasehold improvements                                  123,656
Less:  Accumulated depreciation                        (102,514)
                                                      ----------
                                                      $ 181,909
                                                      ==========

NOTE 4 - OTHER ASSETS

Other assets consists of the following as of March 31, 2001:

                                   Historical     Accumulated          Book
                                     cost         amortization         value
                                  ----------------------------------------------
Licenses, patents, trademarks     $364,846          $109,945          $254,901
Other assets                        42,000                              42,000
                                  ----------------------------------------------
                                  $406,846          $109,945          $296,901
                                  ==============================================

NOTE 5 - NOTES PAYABLE

Notes payable consists of the following as of March 31, 2001:

Borrowings against a $50,000 line of credit agreement with a financial institution collateralized by a general security agreement covering substantially all assets of the Company, bearing interest at prime rate
plus 2%, due on demand or April 2001 if no demand is made                $49,985

Note payable to an individual stockholder, interest at 8%,
due on demand                                                            100,111

Notes payable to two stockholders, interest at 10.5%, due on demand       15,000

6% convertible notes to institutional investors (see Note 13)          1,100,000

Note payable to financial institution, interest at 9.15%, due on demand
Or November 2001 if no demand is made                                     75,000

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
MARCH 31, 2001

Notes payable, interest at 6%, due on demand                              70,000

Note payable to a company, interest at 10%, due on demand              1,000,000

Note payable to a company, interest at 8%, due on demand,
secured by cash in bank                                                1,500,000
                                                                      ----------
                                                                      $3,910,096
                                                                      ==========

NOTE 6 - INCOME TAXES

The income tax provision relates to state minimum income taxes incurred by Swan Magnetics, Inc.

There has been no provision for U. S. federal or foreign income taxes because the Company has incurred losses in all periods for these jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows as of March 31, 2001:

Deferred tax assets
    Net operating loss carryforwards                          $ 27,688,137
    Valuation allowance for deferred tax assets               $(27,688,137)
                                                              -------------
    Net deferred tax assets                                   $          0
                                                              =============

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Company had tax net operating loss carryforwards of approximately $27,688,137 as of March 31, 2001, which, unless utilized, expire beginning in 2003. Utilization of the tax net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 7 - CONVERTIBLE PREFERRED STOCK

After the acquisition of Swan Magnetics, Inc., there remained Swan convertible preferred stock outstanding, which had not been converted to Swan common stock or IVG common stock. There were 612,957 share of Series B outstanding with a historical cost of $221,000; 2,010,000 shares of Series D outstanding with a historical cost of $1,423,303; and 706,000 shares of Series G outstanding with a historical cost of $3,512,000. Upon acquisition, the preferred stock has been valued at $2,181,819, the liquidation preference value, due to the going concern question of the Company.

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
MARCH 31, 2001

The rights, preferences and privileges of the Swan Series B, D and G preferred stockholders are as follows:

Dividend rights
---------------

Dividends are non-cumulative and payable only upon declaration of the Board of Directors at a rate of $0.132 per share for Series B preferred stock, $0.05 per share for Series D preferred stock and $0.05 per share for Series G preferred stock. No distributions will be made on any share of Series D stock. No distributions will be paid on any Series G preferred stock until holders of Series B and D have been paid.

Liquidation Preference
----------------------

Holders of Series B shares have a liquidation preference over Series D and G and common shareholders of $1.10 per share plus any declared but unpaid dividends, holders of Series D shares have a liquidation preference over Series G and common shareholders of $2.50 per share plus any declared but unpaid dividends, and holders of Series G shares have a liquidation preference over common shareholders of Series G shares have a liquidation preference over common shareholders of $5.00 per share plus any declared but unpaid dividends.

Conversion Rights
-----------------

Each share of preferred stock is convertible into one share of common stock at the option of the holder, subject to protection against dilution. Preferred stock automatically converts upon an effective initial public offering or upon the vote or written consent of al least two-thirds of the number of outstanding shares of the preferred stock into common stock (except Series B which does not have this feature).

Voting Rights
-------------

There are outstanding common stock warrants attached to Series D and Series G preferred stock at March 31, 2001. The Series D preferred stock warrants gives the warrant holder the right to purchase one share of Swan common stock at $0.83 per share. The Series G preferred stock warrant give the warrant holder the right to purchase shares of Swan common stock. None of the Series D or Series G warrants have been exercised trough March 31, 2001. The Series D warrants expire in 2001 and the Series G warrants expire in 2006.

NOTE 8- STOCK COMPENSATION PLANS

Stock Option Plan
-----------------

The Company has granted options to purchase shares of common stock to employees, directors, consultants, and investors at prices as determined by the Board of Directors, at date of grant. A summary of the Company's stock options granted is presented below:

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
MARCH 31, 2001

                                                                   Weighted
                                                                   Average
                                                                   Exercise
                                              Number of            Price per
                                               Shares                Share
                                            -------------        --------------
Balance, December 31, 1998                     3,235,500         $        0.13
Granted                                        4,370,625         $        0.69
Exercised                                              -         $           -
Canceled                                        (292,500)        $        0.14
                                            -------------        -------------
Balance, December 31, 1999                     7,313,625         $        0.47
Granted                                        4,375,000         $        0.27
Exercised                                              -         $           -
Canceled                                               -         $           -
                                            -------------        -------------
Balance, December 31, 2000                    11,688,625         $        0.39
Granted                                                -                     -
Exercised                                              -                     -
Canceled                                               -                     -
                                            -------------        -------------
Balance, March 31, 2001                       11,688,625         $       0.39

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

2000 Omnibus Securities Plan
----------------------------

The 2000 Omnibus Securities Plan ("2000 Plan") was adopted in October 2000 and reserved 10,000,000 shares of IVG common stock for stock options, restricted stock awards, unrestricted stock awards, performance stock awards, dividend equivalent rights, and stock appreciation rights to directors, officers, and key employees of the Company and certain consultants.

The following summary presents information with regard to the securities issued under the 2000 Plan as of March 31, 2001:

                                                     Number of
Balance, March 31, 2001                               Shares
----------------------------------                  -----------
Unrestricted stock awards:                           1,534,200
Restricted stock awards:                               528,000

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
MARCH 31, 2001

Shares available under the 2000 Plan as of March 31, 2001 totaled 7,937,800. In accordance with FASB No. 123, non-cash stock-based compensation expense of $1,066,607 has been recognized in the accompanying statement of operations for the three months ended March 31, 2001 related to these stock awards. An equal amount has been recognized in shareholders' equity.

Non Employee Directors Stock Option Plan
----------------------------------------

The Non-Employee Directors Stock Option Plan adopted in July 2000 permitted the issuance of up to 900,000 shares of common stock to directors who are not employees of IVG. Under the plan, options to purchase 100,000 shares of common stock at the fair market value on the date of grant are granted to each non-employee director annually. As of March 31, 2001, options for 900,000 shares had been granted to three non-employee directors under this plan, of which 225,000 shares are available for exercise.

Accounting Issues Relating to all Stock Compensation Plans
----------------------------------------------------------

The Company accounts for employee-based compensation under these plans under APB Opinion No. 25 and related interpretations under which no compensation cost has been recognized. Had compensation cost for these plans been determined using the fair value method of SFAS No. 123, pro forma net earnings and diluted earnings per share would not have been materially different than using APB Opinion No. 25.

NOTE 9- COMMITMENTS AND CONTINGENCIES

The Company is in the third year of a five-year operating lease,which commenced December 1997 for office and warehouse space located in Houston, Texas. Future minimum lease commitments for building lease approximate the following for each of the years ending December 31: 2001- $ 8,386; 2002- $73,907; and none thereafter. In 2001, the Company entered into a new lease for office space, which requires annual rent of $119,856 through 2005.

NOTE 10- GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred substantial operating losses. As shown in the financial statements, the Company incurred net losses of $2,882,965 on gross sales of $181,499 for the quarter ended March 31, 2001. These factors indicate there is substantial doubt about the Company's ability to continue as a going concern. The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
MARCH 31, 2001

Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company has been able to continue based upon the financial support of certain of its stockholders, and the continued existence of the Company is dependent upon this support and the Company's ability to acquire assets by the issuance of stock. Management has recently been able to secure a $1,100,000 loan from a group of institutional investors (see convertible notes footnote) and $2,200,000 from Swan Magnetics, Inc. and has subsequently acquired businesses that management believes can provide additional cash for the Company's operations and be profitable in both the short and long-term. Management also intends to attempt to raise additional funds through private sales of the Company's common stock.

Although management believes that these efforts will enable the Company to continue as a going concern, there can be no assurance that these efforts will be successful.

NOTE 11- ACQUISITION OF SUBSIDIARY

On September 28, 2000, the Company acquired ownership of approximately 88.5% of the common stock of Swan Magnetics, Inc. Swan is a hardware development company specializing in ultra high capacity floppydisk drives and media. As part of a two step purchase transaction, the Company exchanged 20,000,000 shares of restricted common stock for approximately 88.5% of the outstanding common shares of Swan. The Company then offered, to those stockholders, an exchange of restricted common stock for warrants to purchase common stock at an exercise price equal to the market value on September 28, 2000, or $1.75. Stockholders exchanged an aggregate of 9,091,793 shares of restricted common stock of the Company for common stock warrants. The fair value of the common stock warrants was estimated on September 28, 2000 using the Black-Schoales option-pricing model with the following weighted-average assumption on stock warrants issued: an expected life of 18 months, expected volatility of 90%, and a dividend yield of 0%. This transaction adjusted the purchase price to approximately $19,005,131. The acquisition was accounted for using the purchase method. The assets and liabilities of Swan were recorded at fair market value, which approximates net book value on the date of acquisition. Upon consummation of the Swan acquisition, the Company expensed $18,040,000 representing purchased in-process technology that had not reached technological feasibility and had no alternative future use.

NOTE 12- ACQUISITIONS

SES-Corp., Inc./Cheyenne Management Company, Inc.
-------------------------------------------------

On December 29, 2000 the Company entered into an Asset Purchase Agreement and Agreement and Plan of Merger by and among SES Acquisition 2001, Inc., Cheyenne Management Company, Inc. ("SES"), and certain other persons (the "Acquisition Agreement"). The Acquisition Agreement was amended on March 30, 2001. The Acquisition Agreement provided for both the Company's purchase of certain of the assets of Cheyenne Management Company,

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
MARCH 31, 2001

Inc. and the merger of SES Acquisition 2001, Inc., a wholly owned subsidiary of the Company, with and into SES, with SES to be surviving corporation. The acquisition became effective April 1, 2001.

Under terms of the Acquisition Agreement, the former shareholders of SES were issued restricted shares equal to 25 percent of the IVG Corp. common stock outstanding at that date, approximately 11.8 million shares. An additional number of shares of IVG common stock equal to up to 8 percent of the issued and outstanding common stock of IVG prior to the merger may be issued in 2002, based upon the EBITDA of SES in 2001. Eighty-five percent of the shares initially issued under the transaction were placed in escrow to secure certain indemnification obligations of the former SES shareholders. The transaction will be accounted for as a reverse purchase due to the size of SES versus the Company. In addition, two SES executives will be appointed to the IVG Corp. Board of Directors in 2001.

The Company also acquired certain of the assets of Cheyenne Management Company, Inc in exchange for a number of shares of the Company's common stock to be determined by dividing the fair market value of the acquired assets as stated on Cheyenne's audited balance sheet as of December 31, 2000 by $1.50.

SES is involved in various litigation, which could adversely affect net earnings for 2001. As of April 12, 2001, a judgement of approximately $4,200,000 had been entered against SES. Additionally, the Internal Revenue Service is currently conducting an investigation into unpaid payroll taxes for the years 1996 through 2000. While the ultimate outcome of this investigation cannot be determined at this time, the final outcome could have a material adverse affect on the Company which could preclude it from continuing as a going concern.

CyberCoupons
------------

On January 9, 2001, the Company executed a Reorganization Agreement and Plan of Exchange pursuant to which the Company exchanged up to 2,372,625 shares of its common stock for approximately 35% of the issued and outstanding common stock of Cybercoupons.com, Inc., a Houston, Texas-based company. The Company's investment in Cybercoupons was diluted immediately, in the sense that the Cybercoupons shares acquired in exchange for IVG common stock have a book value that is far less than the trading price of IVG common stock at January 9, 2001. No assurances can be given that the Company's investment in Cybercoupons will appreciate in value, or that it will appreciate to a value comparable to the value of IVG shares that were delivered to the Cybercoupons stockholders. No asset is recorded on the accompanying unaudited balance sheet as of March 31, 2001 related to this investment.

Cybercoupons was formed to be an Internet source for consumers to obtain on-line-printable manufacturer coupons for grocery, household and beauty products. Advertiser expenditures on coupons amounted to over $6.2 billion in 1997. Much of this consisted of the printing, distribution and logistics associated with coupon-based marketing activities. Cybercoupons believes that the disintermediation of coupon distribution and redemption can result in a

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
MARCH 31, 2001

significant saving to the billions of dollars spent by manufacturers to print, distribute and redeem paper coupons. Cybercoupons allows shoppers to select specific grocery coupons from its web site at a steep discount for use at local grocery outlets. For example, $50 of coupons can be purchased for as little as $9.95, with the user enjoying the benefit of being able to choose specific product coupons.

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

iTVr
----

Under the terms of a Research and Development Agreement, Swan Magnetics (an 88.5% owned subsidiary) received 3,000,000 shares of common stock of iTVr in exchange for a $750,000 investment, giving Swan ownership of 46% of the outstanding common stock. Swan's initial $250,000 investment was expensed as research and development expense in 2000. The remaining $500,000 investment was made in January 2001. The investment has been accounted for under the equity method. As such, an investment has been recorded on the accompanying balance sheet and a loss equal to the Company's ownership percentage has been recorded in the statement of operations for the quarter ended March 31, 2001. Under the parties' agreement, Swan will receive additional 1,000,000 shares of common stock upon completion of iTVr's next round of financing.

iTVr has developed a high performance, multi function, low cost PVR for a variety of applications including time shift television recording digital imaging and manipulation, distance education, HDTV, karaoke, video conferencing, music videos, video emails and home gateway applications.

iTVr's business model is to provide cost-effective multi function solutions at affordable prices without requiring ongoing service charges. iTVr expects to begin shipments of its first product in China in the first quarter of 2001 with initial introduction to the European and US markets in mid 2001.

United Staffing of America, LTD.
-------------------------------

On April 5, 2001, SES-Corp., Inc. signed a Letter of Intent to acquire United Staffing of America, LTD. (USA), a privately owned Professional Employer Organization located in Tampa, Florida. USA operates in 10 states, providing human resource administration to over 125 businesses. The proposed transaction is structured as a stock transaction, the terms of which are subject to certain conditions including shareholder approval and the execution of definitive agreements. Management anticipates that the acquisition will be completed in May 2001.

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
MARCH 31, 2001

Staff Leasing Corporation
-------------------------

On April 12, 2001, SES-Corp., Inc. signed a Letter of Intent to acquire Staff Leasing Corporation ("Staff Leasing"), a privately owned Professional Employer Organization located in Palos Heights, Illinois. Staff Leasing operates in 24 states, offering human resource administration to over 1,200 worksite employees. The proposed transaction is structured as a stock for cash transaction, the terms of which are subject to certain conditions including shareholder approval and the execution of definitive agreements. Management anticipates that the acquisition will be completed in June 2001.

NOTE 13- CONVERTIBLE NOTES

In February 2001, the Company issued $ 1,100,000 in 6% convertible notes with warrants to purchase 275,000 shares of IVG common stock attached. The conversion price of these notes is the lower of 120% of the closing bid price of IVG common stock for the five days prior to issue of the notes or 85% of the average of the three lowest closing bid prices for the 22 days prior to converting the notes. The purchase price of the common stock associated with the attached warrants is 120% of the closing bid price of IVG common stock for the five days prior to issue of the notes. The Company is to file a registration statement with the convertible notes and warrants and to cause to be declared effective within 135 days of issuance of the convertible notes and warrants. If the registration statement is no effective within 135 days of issuance, certain penalties will become effective.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FINANCIAL CONDITION

At March 31, 2001, the Company had current assets of approximately $4,595,000 and total assets of approximately $5,074,000. Current liabilities at March 31, 2001 were approximately $5,214,000 and total liabilities were approximately $7,396,000. The Company's stockholders' deficit at March 31, 2001 was approximately $2,238,000.

RESULTS OF OPERATIONS

Comparison of the quarter ended March 31, 2001 to March 31, 2000
----------------------------------------------------------------

Revenues increased to approximately $276,000 for the first quarter of 2001, compared to approximately $84,000 for the first quarter of 2000. The increase was attributable principally to increased product sales and interest income. Cost of goods sold increased to approximately $121,000 from $32,000 for the same period last year. This increase was primarily the result of higher prices for materials and higher direct costs associated with manufacturing.

Other expenses, consisting of selling, general, and administrative expenses, and sales and marketing expenses, increased to approximately $3,215,000 from approximately $242,000. This increase was due primarily to increased stock-based compensation and costs associated with acquisition activity.

The Company's net loss for the quarter ended March 31, 2001 was approximately $2,883,000, compared to a net loss of approximately $157,000 for the quarter ended March 31, 2000. The loss in 2001 is related primarily to increased stock-based compensation and consulting, legal and accounting fees incurred in connection with acquisition activity.

LIQUIDITY AND CAPITAL RESOURCES

Operations for the quarter ended March 31, 2001 were financed through cash acquired in the September 2000 Swan Magnetics, Inc. (Swan) acquisition, through $350,000 in loans from Swan, and through $1,100,000 in loans obtained in February 2001 from institutional investors. Previously, operations have been financed through private sales of common stock and loans from management and stockholders. In addition, in 2001 and 2000, the Company obtained services or paid expenses through the issuance of common stock.

Net cash used by operating activities was approximately $816,000 in the quarter ended March 31, 2001 and $24,000 in the quarter ended March 31, 2000. The Company had $4,054,000 in cash at March 31, 2001, of which $1,500,000 was restricted for payment of a promissory note to a vendor.

In February 2001, the Company raised $1,100,000 by issuing 6% convertible notes with warrants to purchase 275,000 shares of IVG common stock attached and has completed the acquisition of SES-Corp., Inc. and certain assets of Cheyenne Management Company, Inc., that management believes can provide additional cash for the Company's operations and be profitable in both the short and long-term. Management also intends to attempt to raise funds through private sales of the company's common stock. Although management believes that these efforts will enable the Company to meet its liquidity needs in the future, there can be no assurance that these efforts will be successful.

GOING CONCERN CONSIDERATION

The Company has continued losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should the Company be unable to continue as a going concern.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c)      RECENT SALES OF UNREGISTERED SECURITIES.

On February 2, 2001, the Company issued to four institutional investors (the "Investors") $1.1 million in 6% Convertible Notes (the "Notes"). The Notes are due in 2003 at a conversion price equal to the lower of (1) $1.5825 and (2) 85% of the average of the three lowest closing bid prices for its common stock on the principal market on which it is trading for the 22 trading days prior to but not including the date of conversion. Until June 2, 2001, the Notes may not be converted at a conversion price of less than $.75. The Notes are payable on January 1, 2003. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act of 1933 (the "Securities Act") in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D.

In consideration for the Investor's purchase of the Notes, the Company also issued warrants to purchase an aggregate of 275,000 shares of its common stock at an exercise price of $1.647. The warrants may be exercised until February 2, 2006. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D.

On April 6, 2001, the Company sold 30,000 shares of its common stock, at a price of $.75 per share, for gross proceeds of $22,500. This sale was made to one investor, who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On February 20, 2001, certain shareholders of the Company agreed by written consent in lieu of a special meeting to approve the merger of Internet Venture Group, Inc. with IVG Corp. The number of shares represented by this written consent was 25,683,481 which constituted a majority of the Company's issued and outstanding common stock.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         2.1 Amended and Restated Asset Purchase Agreement and Plan of Merger, dated March 31, 2001, among SES Acquisition 2001, Inc., Cheyenne Management Company, Inc. SES-Corp., certain other persons and the Company. (1)

         10.1 Subscription Agreement, dated February 2, 2001, among Alpha Capital Aktiengesellschaft, AMRO International, S.A., Markam Holdings Ltd. and Stonestreet Limited Partnership and the Company (2)

         10.2 Form of Convertible Note issued by the Company to Alpha Capital Aktiengesellschaft, AMRO International, S.A., Markham Holdings Ltd. and Stonestreet Limited Partnership on February 2, 2001 (2)

         10.3 Form of Common Stock Purchase Warrant issued by the Company to Alpha Capital Aktiengesellschaft, AMRO International, S.A., Markham Holdings Ltd. and Stonestreet Limited Partnership on February 2, 2001 (2)

         10.4 Promissory Note issued by the Company to SES-Corp. on March 30, 2001 (2)

(b)      REPORTS ON FORM 8-K.

         Form 8-K dated January 8, 2001 reporting the selection of Wrinkle, Gardner & Company as independent accountants for the fiscal year ending December 31, 2000.

         Form 8-K dated April 17, 2001, reporting the acquisition by merger of SES-Corp., Inc.

         Form 8-K/A dated May 9, 2001, amending Form 8-K of October 13, 2000 to include historical financial statements of Swan Magnetics, Inc. and unaudited pro forma condensed financial data of the Company, giving effect to the acquisition of Swan Magnetics, Inc.

(1) Incorporated by reference from the Company's Current Report on Form 8-K, filed with the SEC on April 17, 2000.

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year December 31, 2000, as filed with the SEC on April 17, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IVG CORP.

May 21, 2001                               /s/ ELORIAN LANDERS
------------                               -------------------
                                           Elorian Landers
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)

May 21, 2001                               /s/ PATRICK WALDEN
------------                               ------------------
                                           Patrick Walden
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)