Form 10QSB
period 2001-06-30
IVG CORP
filed 2001-08-21
CIK 826674

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


      FOR THE QUARTERLY PERIOD ENDED               COMMISSION FILE NUMBER
      ------------------------------               ----------------------
             JUNE 30, 2001                               33-19196-A


                                    IVG CORP.
                                    ---------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                  59-2919648
              --------                                  ----------
      (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)


                         13135 DAIRY ASHFORD, SUITE 525
                             SUGARLAND, TEXAS 77478
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                    ISSUER'S TELEPHONE NUMBER: (281) 295-8400
                                               --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,311,759 shares of Common Stock as of August 21, 2001.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

IVG CORP.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2001


ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $  1,269,409
  Restricted cash                                                     1,500,000
  Accounts receivable - net                                             137,624
  Inventory                                                              61,842
  Notes receivable                                                      301,057
                                                                   -------------
                                    Total current assets              3,269,932

PROPERTY AND EQUIPMENT, NET                                             259,364

OTHER ASSETS, NET                                                       290,901
                                                                   -------------
                                                                   $  3,820,197
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $  1,447,913
  Notes payable                                                       4,907,596
                                                                   ------------
                               Total current liabilities              6,355,509

PREFERRED STOCK                                                       2,181,819

MINORITY INTEREST                                                      (180,437)

STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
  Common stock:  par value $.0001, 300,000,000 shares
    authorized, 60,894,559 issued and outstanding                         6,089
  Additional paid in capital                                         32,628,808
  Accumulated deficit                                               (37,171,591)
                                                                   -------------
                             Total stockholders' deficit             (4,536,694)
                                                                   -------------
                                                                   $  3,820,197
                                                                   =============

See accompanying notes.

IVG CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      FOR THE SIX MONTHS ENDED
                                                              JUNE 30
                                                        2001             2000
                                                    (UNAUDITED)      (UNAUDITED)
                                                   -----------------------------
REVENUES:
  Sales                                            $    427,595    $    175,996
  Other revenues                                         94,124               0
                                                   -------------   -------------
                                Total revenues          521,719         175,996

COSTS AND EXPENSES:
  Cost of goods sold                                    336,706         147,967
  General and administrative                         12,050,297         399,207
  Research and development                               60,000               0
  Loss on investment in iTVr                            485,474               0
  Depreciation expense                                   27,028               0
  Interest expense                                       81,164               0
  Other expenses                                              0           4,410
                                                   -------------   -------------
                       Total costs and expenses      13,040,669         551,584
                                                   -------------   -------------

MINORITY INTEREST                                      (152,531)              0
                                                   -------------   -------------
NET INCOME (LOSS)                                  $(12,366,419)   $   (375,588)
                                                   =============   =============

Basic and fully diluted net loss per share         $       (.24)   $       (.01)

Weighted average number of common shares
  outstanding for basic and diluted net
  loss per share                                     50,858,168      30,809,152

See accompanying notes.

IVG CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED
                                                              JUNE 30
                                                       2001              2000
                                                   (UNAUDITED)       (UNAUDITED)
                                                   -----------------------------
REVENUES:
  Sales                                            $    246,096    $     91,850
  Other revenues                                              0               0
                                                   -------------   -------------
                                 Total revenues         246,096          91,850

COSTS AND EXPENSES:
  Cost of goods sold                                    215,793         115,474
  General and administrative                          9,461,017         191,482
  Loss on investment in iTVr                            111,787               0
  Depreciation expense                                   13,199               0
  Interest expense                                       23,982               0
  Other expenses                                              0           2,984
                                                   -------------   -------------
                       Total costs and expenses       9,483,454         309,940
                                                   -------------   -------------

MINORITY INTEREST                                       (96,228)              0
                                                   -------------   -------------
NET INCOME (LOSS)                                  $ (9,483,454)   $   (218,090)
                                                   =============   =============

Basic and fully diluted net loss per share         $       (.17)   $       (.01)

Weighted average number of common shares
  outstanding for basic and diluted net
  loss per share                                     54,250,653      30,809,152

See accompanying notes.

IVG CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM DECEMBER 31, 1999 TO JUNE 30, 2001

                                         Common Stock
                                  --------------------------   Additional
                                   Number of                     Paid in        Accumulated
                                    Shares         Amount        Capital          Deficit          Total
                                  ---------------------------------------------------------------------------

Balance December 31, 1999         30,537,402    $      3,054    $  1,969,035    $ (2,094,565)   $   (122,476)

Shares issued for services         2,414,200             241       2,388,467               0       2,388,708

Shares issued for cash               213,450              21         434,079               0         434,100

Acquisition of subsidiary         10,908,145           1,091      19,004,040               0      19,005,131

Warrants issued for services               0               0          71,860               0          71,860

Net loss                                   0               0               0     (22,710,607)    (22,710,607)
                                  ---------------------------------------------------------------------------

Balance December 31, 2000         44,073,197           4,407      23,867,481     (24,805,172)       (933,284)

Shares issued for services         2,445,500             245       3,338,796                       3,339,041

Shares issued in acquisitions     14,320,862           1,432       5,380,036                       5,381,468

Shares issued for cash                55,000               5          42,495                          42,500

Net loss                                                                         (12,366,419)    (12,366,419)
                                 ----------------------------------------------------------------------------

Balance June 30, 2001             60,894,559    $      6,089    $ 32,628,808    $(37,171,591)   $ (4,536,694)
                                 ============================================================================

See accompanying notes.

IVG CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                     FOR THE THREE MONTHS ENDED
                                                               JUNE 30
                                                         2001            2000
                                                     (UNAUDITED)     (UNAUDITED)
                                                     ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                         $(9,483,454)   $  (218,090)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
    Minority interest                                    (96,228)             0
    Depreciation                                           7,199          6,735
    Amortization                                           6,000          9,070
    Stock based compensation                           7,164,765         56,258
    Loss on investment in iTVr                           126,313              0
  Changes on operating assets and liabilities:
    Accounts receivable                                  (77,464)        (4,189)
    Inventory                                             18,880          2,653
    Accounts payable and accrued expenses                144,184        (23,310)
                                                     ------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   (2,189,805)      (170,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                 (84,745)        (3,900)
  Notes receivable                                       (27,114)             0
                                                     ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (111,859)        (3,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                         20,000        392,500
  Notes payable                                          997,500          1,269
                                                     ------------   ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    1,017,500        393,769
                                                     ------------   ------------
 (Decrease) increase in cash and cash equivalents     (1,284,164)       218,996

Cash and cash equivalents at beginning of period       2,553,573        (10,795)
                                                     ------------   ------------
Cash and cash equivalents at end of period           $ 1,269,409    $   208,201
                                                     ============   ============

See accompanying notes.

IVG CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       FOR THE SIX MONTHS ENDED
                                                               JUNE 30
                                                         2001            2000
                                                     (UNAUDITED)     (UNAUDITED)
                                                     ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                        $(12,366,419)   $  (375,588)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
    Minority  interest                                  (152,531)             0
    Depreciation                                          14,267         13,470
    Amortization                                          12,761         18,153
    Stock based compensation                           8,720,510        126,258
    Loss on investment in iTVr                           500,000              0
  Changes on operating assets and liabilities:
    Accounts receivable                                 (110,590)         3,211
    Inventory                                             16,096        (11,610)
    Other assets                                         190,477          1,742
    Accounts payable and accrued expenses                169,875         29,388
                                                     ------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   (2,985,554)      (194,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in iTVr                                    (500,000)             0
  Purchases of equipment                                (229,090)       (11,769)
  Notes receivable                                      (152,857)             0
                                                     ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (881,947)       (11,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                         42,500        434,100
  Proceeds from notes payable                          2,409,212              0
  Payments on notes payable                             (181,512)       (25,160)
                                                     ------------   ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    2,250,200        408,940
                                                     ------------   ------------
 Increase (decrease) in cash and cash equivalents     (1,617,301)       202,195

Cash and cash equivalents at beginning of period       2,886,710          6,006
                                                     ------------   ------------
Cash and cash equivalents at end of period           $ 1,269,409    $   208,201
                                                     ============   ============

See accompanying notes.

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
JUNE 30, 2001
================================================================================

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

Effective December 31, 1999, Internet Venture Group, Inc. acquired all issued and outstanding shares of GeeWhiz.com, Inc., a Texas corporation for 26,537,402 shares of its stock by the purchase method. For accounting purposes, the acquisition was treated as a reverse acquisition, with GeeWhiz.com, Inc. as the acquirer and Internet Venture Group, Inc. as the acquiree. The merger qualified as a reverse acquisition because the officers and directors of GeeWhiz.com, Inc. assumed management control of the resulting entity and the value and ownership interest received by current GeeWhiz.com, Inc. stockholders exceeded that received by Internet Venture Group, Inc.

On September 28, 2000, Internet Venture Group, Inc. acquired ownership of approximately 88.5% of the issued and outstanding common shares of Swan Magnetics, Inc., a California corporation, for shares of its stock. The transaction was accounted for under the purchase method of accounting. See Note 11.

The Company is a Sugar Land-based company that acquires and enhances revenue-generating companies with a compelling business model, technology and/or proprietary service. The Company provides a value-added corporate structure intended to enable its portfolio companies to quickly leverage their expertise and deploy their business strategy by utilizing the management, financial and corporate resources of the Company.

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

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
JUNE 30, 2001
================================================================================

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Principles of consolidation
---------------------------

The accompanying unaudited consolidated financial statements include the accounts of the Company, including its divisions, and its majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements include expenses associated with the Company's acquisition and disposition of SES-Corp., Inc. on April 1, 2001 and August 9, 2001, respectively, but do not otherwise include the financial condition and results of operations of SES-Corp., Inc. See Note 12.


Cash and cash equivalents
-------------------------

The Company considers all highly-liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents. At June 30, 2001, $1,500,000 of cash was restricted for payment of a note to a vendor.

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

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
JUNE 30, 2001
================================================================================

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

Income taxes
------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109), "ACCOUNTING FOR INCOME TAXES," which utilizes the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Net earnings (loss) per share
-----------------------------

Basic and fully diluted net earnings (loss) per share information is presented under the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128), "EARNINGS PER SHARE." Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Fully diluted net earnings (loss) per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted average number of shares of common stock for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

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

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
JUNE 30, 2001
================================================================================

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30, 2001:

Manufacturing equipment                                  $ 109,670
Furniture and equipment                                     89,027
Leasehold improvements                                     170,381
Less:  Accumulated depreciation                           (109,714)
                                                         ----------
                                                         $ 259,364
                                                         ==========

NOTE 4 - OTHER ASSETS

Other assets consists of the following as of June 30, 2001:

                                    Historical      Accumulated         Book
                                       cost         amortization        value
                                    --------------------------------------------
Licenses, patents, trademarks       $364,846          $115,945         $248,901
Other assets                          42,000                             42,000
                                    --------------------------------------------
                                    $406,846          $115,945         $290,901
                                    ============================================

NOTE 5 - NOTES PAYABLE

Notes payable consists of the following as of June 30, 2001:
Borrowings against a $50,000 line of credit agreement with a financial institution collateralized by a general security agreement covering substantially all assets of the Company, bearing interest at prime rate
plus 2%, due on demand                                                      $   47,485

Note payable to an individual stockholder, interest at 8%, due on demand       100,111

Notes payable to two stockholders, interest at 10.5%, due on demand             15,000

6% convertible notes to institutional investors (see Note 13)                1,100,000

Note payable to financial institution, interest at 9.15%, due on demand
or November 2001, if no demand is made                                          75,000

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
JUNE 30, 2001
================================================================================

Note payable to SES-Corp., Inc., due on September 30, 2001                   1,000,000

Notes payable, interest at 6%, due on demand                                    70,000

Note payable to a company, interest at 10%, due on demand                    1,000,000

Note payable to a company, interest at 8%, due on demand,
secured by cash in bank                                                      1,500,000
                                                                            -----------
                                                                            $4,907,596
                                                                            ===========

NOTE 6 - INCOME TAXES

The income tax provision relates to state minimum income taxes incurred by Swan Magnetics, Inc.

There has been no provision for U. S. federal or foreign income taxes because the Company has incurred losses in all periods for these jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows as of June 30, 2001:

Deferred tax assets
    Net operating loss carryforwards                         $ 37,171,591
    Valuation allowance for deferred tax assets               (37,171,591)
                                                             -------------
    Net deferred tax assets                                  $          0
                                                             =============

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Company had tax net operating loss carryforwards of approximately $37,171,591 as of June 30, 2001, which, unless utilized, expire beginning in 2003. Utilization of the tax net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
JUNE 30, 2001
================================================================================

NOTE 7 - CONVERTIBLE PREFERRED STOCK

After the acquisition of Swan Magnetics, Inc., there remained Swan convertible preferred stock outstanding. There were 612,957 share of Series B preferred stock outstanding with a historical cost of $221,000; 2,010,000 shares of Series D preferred stock outstanding with a historical cost of $1,423,303; and 706,000 shares of Series G preferred stock outstanding with a historical cost of $3,512,000. Upon acquisition, the preferred stock has been valued at $2,181,819, the liquidation preference value, due to the going concern question of the Company.

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

Liquidation Preference
----------------------

Holders of Series B preferred stock have a liquidation preference over Series D and G preferred stock and common shareholders of $1.10 per share plus any declared but unpaid dividends, holders of Series D preferred stock have a liquidation preference over Series G preferred stock and common shareholders of $2.50 per share plus any declared but unpaid dividends, and holders of Series G preferred stock have a liquidation preference over common shareholders of $5.00 per share plus any declared but unpaid dividends.

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

Warrants
--------

There are outstanding common stock warrants attached to Series D and Series G preferred stock at June 30, 2001. The Series D preferred stock warrants gives the warrant holder the right to purchase one share of Swan common stock at $0.83 per share. The Series G preferred stock warrant give the warrant holder the right to purchase shares of Swan common stock. None of the Series D or Series G warrants have been exercised trough June 30, 2001. The Series D warrants expire in 2001 and the Series G warrants expire in 2006.

Voting Rights
-------------

Each holder of Series B, D, and G preferred stock is entitled vote on matters presented to the common stockholders of Swan as if the holder had converted such shares of preferred stock into common stock. In addition, the Series G preferred stockholders also have the right to elect one director to the Swan Board of Directors.

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
JUNE 30, 2001
================================================================================

NOTE 8 - STOCK COMPENSATION PLANS

Stock Option Plan
-----------------

The Company has granted options to purchase shares of common stock to employees, directors, consultants, and investors at prices as determined by the Board of Directors, at date of grant. A summary of the Company's stock options granted is presented below:

                                                                   Weighted
                                                                   Average
                                                                   Exercise
                                                 Number of         Price per
                                                  Shares             Share
                                               ------------      ------------

Balance, December 31, 1998                       3,235,500       $      0.13
Granted                                          4,370,625       $      0.69
Exercised                                                -       $         -
Canceled                                          (292,500)      $      0.14
                                               ------------      ------------
Balance, December 31, 1999                       7,313,625       $      0.47
Granted                                          4,375,000       $      0.27
Exercised                                                -       $         -
Canceled                                                 -       $         -
                                               ------------      ------------
Balance, December 31, 2000                      11,688,625       $      0.39
Granted                                             75,000       $      1.25
Exercised                                                -       $         -
Canceled                                                 -       $         -
                                               ------------      ------------
Balance, June 30, 2001                          11,763,625       $      0.40

The fair value of each stock option was estimated on the date of grant using the Black-Schoales option-pricing model with the following weighted-average assumption on stock options issued on or before June 30, 2000: an expected life of four (4) years, expected volatility of 87%, and a dividend yield of 0% and on stock options issued after June 30, 2000 : an expected life of 18 months, expected volatility of 90%, and a dividend yield of 0%.

2000 Omnibus Securities Plan
----------------------------

The 2000 Omnibus Securities Plan ("2000 Plan") was adopted in October 2000 and reserved 10,000,000 shares of IVG common stock for stock restrictive stock awards, unrestricted stock awards, performance stock awards, dividend equivalent rights, and stock appreciation rights to directors officers, and key employees of the company and certain consultants.

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
JUNE 30, 2001
================================================================================

The following summary presents information with regard to the securities issued under the 2000 Plan as of June 30, 2001:

                                                     Number of
Balance, June 30, 2001                                 Shares
----------------------------------                  ------------
Unrestricted stock awards:                           1,783,200
Restricted stock awards:                             1,705,450

Shares available under the 2000 Plan as of June 30, 2001 totaled 6,511,350. In accordance with FASB No. 123, non-cash stock-based compensation expense of $3,339,041 has been recognized in the accompanying statement of operations for the six months ended June 30, 2001 related to these stock awards. An equal amount has been recognized in shareholders' equity.

Non Employee Directors Stock Option Plan
----------------------------------------

The Non-Employee Directors Stock Option Plan adopted in July 2000 permitted the issuance of up to 900,000 shares of common stock to directors who are not employees of IVG. Under the plan, options to purchase 100,000 shares of common stock at the fair market value on the date of grant are granted to each non-employee director annually. As of June 30, 2001, options for 900,000 shares had been granted to three non-employee directors under this plan, of which 300,000 shares are available for exercise.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company is in the third year of a five-year operating lease, which commenced December 1997 for office and warehouse space located in Houston, Texas. Future minimum lease commitments for building lease approximate the following for each of the years ending December 31: 2001- $ 8,386; 2002- $73,907; and none thereafter. In 2001, the Company entered into a new lease for office space, which requires annual rent of $119,856 through 2005.

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
JUNE 30, 2001
================================================================================

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred substantial operating losses. As shown in the financial statements, the Company incurred net losses of $12,366,419 on gross sales of $427,595 for the six months ended June 30, 2001. These factors indicate there is substantial doubt about the Company's ability to continue as a going concern. The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Management is presently investigating potential financing transactions and acquisitions that management believes can provide additional cash for the Company's operations and be profitable in both the short and long-term. Management also intends to attempt to raise funds through private sales of the Company's common stock. Although management believes that these efforts will enable the Company to meet its liquidity needs in the future, there can be no assurance that these efforts will be successful.

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

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
JUNE 30, 2001
================================================================================

NOTE 12 - ACQUISITIONS

SES- Corp., Inc./Cheyenne Management Company, Inc.
--------------------------------------------------

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

Under terms of the Acquisition Agreement, the former shareholders of SES were issued restricted shares equal to 25 percent of the IVG Corp. common stock outstanding at that date, which amounted to approximately 11.8 million shares. The Acquisition Agreement also provided that an additional number of shares of IVG common stock equal to up to 8 percent of the issued and outstanding common stock of IVG prior to the merger were to be issued in 2002, based upon the EBITDA of SES in 2001. 85 percent of the shares initially issued under the transaction were to be placed in escrow to secure certain indemnification obligations of the former SES shareholders.

Subsequent to June 30, 2001, the Company disposed of SES in a transaction that transferred 100 percent of SES' common stock to the former shareholders of SES. In exchange, the former SES shareholders have released to IVG an aggregate of 10 million shares of IVG common stock, which were to be issued into escrow under the parties' March 31, 2001 merger agreement. The cost of acquisition and subsequent disposition of SES was approximately $522,000. These expenses are reflected in the results of operations for the six months ended June 30, 2001. Additionally, stock based compensation expense of approximately $2,300,000 is reflected in the results of operations for the three and six-months ended June 30, 2001, related to the approximately 1,800,000 shares of stock currently held by the former shareholders of SES.

CyberCoupons
------------

On January 9, 2001, the Company executed a Reorganization Agreement and Plan of Exchange pursuant to which the Company exchanged 2,372,625 shares of its common stock for approximately 35% of the issued and outstanding common stock of Cybercoupons.com, Inc., a Houston, Texas based company. The Company's investment in Cybercoupons was diluted immediately, in the sense that the Cybercoupons shares acquired in exchange for IVG common stock have a book value that is far less than the trading price of IVG common stock at January 9, 2001. No assurances can be given that the Company's investment in Cybercoupons will appreciate in value, or that it will appreciate to a value comparable to the value of IVG shares that were delivered to the Cybercoupons stockholders. No asset is recorded on the accompanying unaudited balance sheet as of June 30, 2001 related to this investment.

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
JUNE 30, 2001
================================================================================

Cybercoupons was formed to be an Internet source for consumers to obtain on-line-printable manufacturer coupons for grocery, household and beauty products. Advertiser expenditures on coupons amounted to over $6.2 billion in 1997. Much of this consisted of the printing, distribution and logistics associated with coupon-based marketing activities. Cybercoupons believes that the disintermediation of coupon distribution and redemption can result in a significant saving to the billions of dollars spent by manufacturers to print, distribute and redeem paper coupons. Cybercoupons allows shoppers to select specific grocery coupons from its web site at a steep discount for use at local grocery outlets. For example, $50 of coupons can be purchased for as little as $9.95, with the user enjoying the benefit of being able to choose specific product coupons.

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

iTVr
----

Under the terms of a Research and Development Agreement, Swan Magnetics (an 88.5% owned subsidiary) received 3,000,000 shares of common stock of iTVr in exchange for a $750,000 investment, giving Swan ownership of 46% of the outstanding common stock. Swan's investment in iTVr has been written down to $0 in the accompanying financial statements. Under the parties' agreement, Swan will receive an additional 1,000,000 shares of common stock upon completion of iTVr's next round of financing.

iTVr has developed a high performance, multi-function, low cost personal video recorder for a variety of applications including time shift television recording, digital imaging and manipulation, distance education, HDTV, karaoke, video conferencing, music videos, video emails and home gateway applications.

iTVr's business model is to provide cost-effective, multi-function solutions at affordable prices without requiring ongoing service charges.

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
JUNE 30, 2001
================================================================================

NOTE 13 - CONVERTIBLE NOTES

In February 2001, the Company issued $ 1,100,000 in 6% convertible notes with warrants to purchase 275,000 shares of IVG common stock attached. The conversion price of these notes is the lower of 120% of the closing bid price of IVG common stock for the five days prior to issue of the notes or 85% of the average of the three lowest closing bid prices for the 22 days prior to converting the notes. The purchase price of the common stock associated with the attached warrants is 120% of the closing bid price of IVG common stock for the five days prior to issue of the notes. The Company was to file a registration statement for the shares underlying the convertible notes and warrants, and to cause such registration statement to be declared effective by the Securities and Exchange Commission within 135 days of issuance of the convertible notes and warrants. The registration statement has not yet been declared effective principally due to the unavailablity of consolidated financial statements of SES-Corp., Inc. This has caused an event of default under the notes. The lenders have not enforced penalties related to the failure to file the registration statement as of the date of these financial statements and the Company is presently in discussions with the lender regarding a waiver of the default and penalties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FINANCIAL CONDITION

At June 30, 2001, the Company had current assets of approximately $3,270,000 and total assets of approximately $3,820,000. Current liabilities at June 30, 2001 were approximately $6,356,000. The Company's stockholders' deficit at June 30, 2001 was approximately $4,633,000.

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2001 to the six months ended June
-----------------------------------------------------------------------------
30, 2000
--------

Revenues increased to approximately $522,000 for the first half of 2001, compared to approximately $176,000 for the comparable period in 2000. The increase was attributable principally to increased product sales and interest income. Cost of goods sold increased to approximately $337,000 from $148,000 for the same periods. This increase was primarily the result of increased product sales.

Other expenses, consisting of selling, general, and administrative expenses, and sales and marketing expenses, increased to approximately $8,950,000 from approximately $399,000. This increase was due primarily to expenses for shares issued in acquisitions, increased stock-based compensation, expenses of Swan Magnetics, Inc., and increased costs due to acquisitions and expansion of Company operations.

The Company's net loss for the six months ended June 30, 2001 was approximately $9,266,000, compared to a net loss of approximately $376,000 for the six months ended June 30, 2000. The loss in 2001 is related primarily to expenses for shares issued in acquisitions increased consulting, legal and accounting fees incurred in connection with acquisition activity, expenses of Swan Magnetics, Inc., and increased costs due to expansion of Company operations.

Comparison of the quarter ended June 30, 2001 to the quarter ended June 30, 2000
--------------------------------------------------------------------------------

Revenues increased to approximately $246,000 for the second quarter of 2001, compared to approximately $92,000 for the second quarter of 2000. The increase was attributable to increased product sales. Cost of goods sold increased to approximately $216,000 from $115,000 for the same periods. This increase was primarily the result of increased product sales.

Other expenses, consisting of selling, general, and administrative expenses, and sales and marketing expenses, increased to approximately $6,300,000 from approximately $191,000. This increase was due primarily to expenses for shares issued in acquisitions, increased stock-based compensation, expenses of Swan Magnetics, Inc., and increased costs due to acquisitions and expansion of Company operations.

The Company's net loss for the quarter ended June 30, 2001 was approximately $3,108,000, compared to a net loss of approximately $218,000 for the quarter ended June 30, 2000. The loss in 2001 is related primarily to expenses for shares issued in acquisitions increased consulting, legal and accounting fees incurred in connection with acquisition activity, expenses of Swan Magnetics, Inc., and increased costs due to expansion of Company operations.

LIQUIDITY AND CAPITAL RESOURCES

Operations for the quarter ended June 30, 2001 were financed principally through loans from the Company's SES-Corp., Inc. and Swan Magnetics, Inc. subsidiaries. Previously, operations have been financed through private sales of common stock and loans from institutional investors, Swan Magnetics, Inc., management and stockholders. In addition, in 2001 and 2000, the Company obtained services or paid expenses through the issuance of common stock.

Net cash used by operating activities was approximately $2,170,000 in the quarter ended June 30, 2001 and $171,000 in the quarter ended June 30, 2000. The Company had $2,769,000 in cash at June 30, 2001, of which $1,500,000 was restricted for payment of a promissory note to a vendor.

Management is presently investigating potential financing transactions and acquisitions that management believes can provide additional cash for the Company's operations and will be profitable in both the short and long-term. Management also intends to attempt to raise funds through private sales of the Company's common stock. Although management believes that these efforts will enable the Company to meet its liquidity needs in the future, there can be no assurance that these efforts will be successful.

GOING CONCERN CONSIDERATION

The Company has experienced continuing losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should the Company be unable to continue as a going concern.

The Company has been able to continue based upon loans from insititutional investors and the Company's subsidiaries, and the financial support of certain of its stockholders. The continued existence of the Company is dependent upon this support and the Company's ability to acquire assets by the issuance of stock. Management is presently investigating potential financing transactions and acquisitions that management believes can provide additional cash for the Company's operations and be profitable in both the short and long-term. Management also intends to attempt to raise funds through private sales of the Company's common stock. Although management believes that these efforts will enable the Company to meet its liquidity needs in the future, there can be no assurance that these efforts will be successful.

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

On April 23, 2001, the Company sold 20,000 shares of its common stock, at a price of $.70 per share, for gross proceeds of $14,000. This sale was made to one investor, who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D.

On June 12, 2001, the Company issued 2,000 shares of its common stock to a non-profit organization as a donation. The accompanying financial statements record expense of $2,500 relating to such issuance. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

During the three months ended June 30, 2001, the Company issued a total of 1,018,100 shares of its common stock to 11 individuals or entities in exchange for services provided to the Company. The accompanying financial statements record aggregate expense of $1,272,625 relating to such issuances. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

On February 2, 2001, the Company executed a subscription agreement (the "Subscription Agreement") with Alpha Capital Aktiengesellschaft, AMRO International, S.A., Markham Holdings Ltd., and Stonestreet Limited Partnership (the "Investors"), in which the Investors agreed to loan to the Company a total of $1.1 million in exchange for convertible notes (the "Notes") and warrants to purchase shares of the Company's common stock (the "Warrants" and together with the shares underlying the Notes and the Warrants, the "Shares").

The Subscription Agreement required the Company to register the Shares within 90 days of February 2, 2001, and that the registration statement registering the Shares would be effective within 135 days of such date. On May 2, 2001, the Company filed a registration statement on Form SB-2; however, this registration statement has not been declared effective, and therefore, the Company is in default under the terms of both the Subscription Agreement and the Notes. Due to this event of default, the Investors may at any time demand repayment in full of the Notes. Moreover, the Investors may demand liquidated damages be paid in addition to the amounts owed under the Notes in an amount equal to one percent per month for the first 30 days the Company was in default and two percent per month for each 30 days, or portion thereof, thereafter. The Company is currently in negotiations with the Investors to waive this default. As of the date of this Report, the Investors have not made a demand for repayment of the Notes or liquidated damages under the Subscription Agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b)      REPORTS ON FORM 8-K.

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



                                     IVG CORP.


August 21, 2001                      /s/ ELORIAN LANDERS
                                     -------------------------------------------
                                     Elorian Landers
                                     Chief Executive Officer and Director
                                     (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)