Form 10QSB/A
period 2001-06-30
IVG CORP
filed 2001-08-23
CIK 826674

                                  UNITED STATES

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


                         13135 DAIRY ASHFORD, SUITE 525
                             SUGAR LAND, TEXAS 77478
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


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
                                                                   =============

See accompanying notes.

IVG CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      FOR THE SIX MONTHS ENDED
                                                              JUNE 30
                                                        2001             2000
                                                    (UNAUDITED)      (UNAUDITED)
                                                   -----------------------------
REVENUES:
  Sales                                            $    427,595    $    175,996
  Other revenues                                         94,124               0
                                                   -------------   -------------
                                Total revenues          521,719         175,996

COSTS AND EXPENSES:
  Cost of goods sold                                    336,706         147,967
  General and administrative                         12,035,771         399,207
  Research and development                               60,000               0
  Loss on investment in iTVr                            500,000               0
  Depreciation expense                                   27,028               0
  Interest expense                                       81,164               0
  Other expenses                                              0           4,410
                                                   -------------   -------------
                       Total costs and expenses      13,040,669         551,584
                                                   -------------   -------------

MINORITY INTEREST                                      (152,531)              0
                                                   -------------   -------------
NET INCOME (LOSS)                                  $(12,366,419)   $   (375,588)
                                                   =============   =============

Basic and fully diluted net loss per share         $       (.24)   $       (.01)

Weighted average number of common shares
  outstanding for basic and diluted net
  loss per share                                     50,858,168      30,809,152

See accompanying notes.

IVG CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED
                                                              JUNE 30
                                                       2001              2000
                                                   (UNAUDITED)       (UNAUDITED)
                                                   -----------------------------
REVENUES:
  Sales                                            $    246,096    $     91,850
  Other revenues                                              0               0
                                                   -------------   -------------
                                 Total revenues         246,096          91,850

COSTS AND EXPENSES:
  Cost of goods sold                                    215,793         115,474
  General and administrative                          9,446,491         191,482
  Loss on investment in iTVr                            126,313               0
  Depreciation expense                                   13,199               0
  Interest expense                                       23,982               0
  Other expenses                                              0           2,984
                                                   -------------   -------------
                       Total costs and expenses       9,483,454         309,940
                                                   -------------   -------------

MINORITY INTEREST                                       (96,228)              0
                                                   -------------   -------------
NET INCOME (LOSS)                                  $ (9,483,454)   $   (218,090)
                                                   =============   =============

Basic and fully diluted net loss per share         $       (.17)   $       (.01)

Weighted average number of common shares
  outstanding for basic and diluted net
  loss per share                                     54,250,653      30,809,152

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
                                                     ============   ============

See accompanying notes.

IVG CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       FOR THE SIX MONTHS ENDED
                                                               JUNE 30
                                                         2001            2000
                                                     (UNAUDITED)     (UNAUDITED)
                                                     ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                        $(12,366,419)   $  (375,588)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
    Minority  interest                                  (152,531)             0
    Depreciation                                          14,267         13,470
    Amortization                                          12,761         18,153
    Stock based compensation                           8,720,510        126,258
    Loss on investment in iTVr                           500,000              0
  Changes on operating assets and liabilities:
    Accounts receivable                                 (110,590)         3,211
    Inventory                                             16,096        (11,610)
    Other assets                                         190,477          1,742
    Accounts payable and accrued expenses                169,875         29,388
                                                     ------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   (3,005,554)      (194,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in iTVr                                    (500,000)             0
  Purchases of equipment                                (229,090)       (11,769)
  Notes receivable                                      (152,857)             0
                                                     ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (881,947)       (11,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                         42,500        434,100
  Proceeds from notes payable                          2,409,212              0
  Payments on notes payable                             (181,512)       (25,160)
                                                     ------------   ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    2,270,200        408,940
                                                     ------------   ------------
 Increase (decrease) in cash and cash equivalents     (1,617,301)       202,195

Cash and cash equivalents at beginning of period       2,886,710          6,006
                                                     ------------   ------------
Cash and cash equivalents at end of period           $ 1,269,409    $   208,201
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

Principles of consolidation
---------------------------

The accompanying unaudited consolidated financial statements include the accounts of the Company, including its divisions, and its majority-owned subsidiary, Swan Magnetics, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements include expenses associated with the Company's acquisition and disposition of SES-Corp., Inc. on April 1, 2001 and August 9, 2001, respectively, but do not otherwise include the financial condition and results of operations of SES-Corp., Inc. and its subsidiaries. See Note 12.


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

Warrants
--------

There are outstanding common stock warrants attached to Series D and Series G preferred stock at June 30, 2001. The Series D preferred stock warrants gives the warrant holder the right to purchase one share of Swan common stock at $0.83 per share. The Series G preferred stock warrant give the warrant holder the right to purchase shares of Swan common stock. None of the Series D or Series G warrants have been exercised through June 30, 2001. The Series D warrants expire in 2001 and the Series G warrants expire in 2006.

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

Subsequent to June 30, 2001, the Company disposed of SES in a transaction that transferred 100 percent of SES' common stock to the former shareholders of SES. In exchange, the former SES shareholders have released to IVG an aggregate of 10 million shares of IVG common stock, which were to be issued into escrow under the parties' March 31, 2001 merger agreement. The cost of acquisition and subsequent disposition of SES was approximately $522,000. These expenses are reflected in the results of operations for the six months ended June 30, 2001. Additionally, stock based compensation expense of approximately $2,300,000 is reflected in the results of operations for the three and six-months ended June 30, 2001, related to the approximately 1,800,000 shares of stock currently held by the former shareholders of SES. While no claims against the Company are pending or threatened relating to its former ownership of SES, in the future the Company could incur additional expenses related to such claims.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FINANCIAL CONDITION

At June 30, 2001, the Company had current assets of approximately $3,270,000 and total assets of approximately $3,820,000. Current liabilities at June 30, 2001 were approximately $6,356,000. The Company's stockholders' deficit at June 30, 2001 was approximately $4,537,000.

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

Other expenses, consisting of selling, general, and administrative expenses, and sales and marketing expenses, increased to $12,035,771 from approximately $399,000. This increase was due primarily to expenses for shares issued in acquisitions, increased stock-based compensation, expenses of Swan Magnetics, Inc., and increased costs due to acquisitions and expansion of Company operations.

The Company's net loss for the six months ended June 30, 2001 was $12,366,419, compared to a net loss of approximately $376,000 for the six months ended June 30, 2000. The loss in 2001 is related primarily to expenses for shares issued in acquisitions, increased consulting, legal and accounting fees incurred in connection with acquisition activity, expenses of Swan Magnetics, Inc., and increased costs due to expansion of Company operations.

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

Other expenses, consisting of selling, general, and administrative expenses, and sales and marketing expenses, increased to $9,446,491 from approximately $191,000. This increase was due primarily to expenses for shares issued in acquisitions, increased stock-based compensation, expenses of Swan Magnetics, Inc., and increased costs due to acquisitions and expansion of Company operations.

The Company's net loss for the quarter ended June 30, 2001 was $9,483,454, compared to a net loss of approximately $218,000 for the quarter ended June 30, 2000. The loss in 2001 is related primarily to expenses for shares issued in acquisitions, increased consulting, legal and accounting fees incurred in connection with acquisition activity, expenses of Swan Magnetics, Inc., and increased costs due to expansion of Company operations.

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



                                     IVG CORP.


August 23, 2001                      /s/ ELORIAN LANDERS
                                     -------------------------------------------
                                     Elorian Landers
                                     Chief Executive Officer and Director
                                     (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)