Form 10QSB/A
period 2000-09-30
IVG CORP
filed 2001-10-24
CIK 826674

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
 September 30, 2000                                          33-19196-A



                                    IVG CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                   59-2919648
                -------                                    ----------
         (State of incorporation)                       (I.R.S. Employer
                                                       Identification No.)


             13135 Dairy Ashford, Suite 525, Sugar Land, Texas 75478
      --------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (281) 295-8400
                                                     -------------


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 51,661,759 common shares as of October 3, 2001.


                          INTERNET VENTURE GROUP, INC.
                     Consolidated Balance Sheets (Restated)
                    September 30, 2000 and December 31, 1999


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
                                                        =============   =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
   Accounts payable                                     $   1,062,902   $     206,057
   Notes payable                                            2,810,496         329,656
   Accrued liabilities                                        623,795          35,370
                                                        -------------   -------------

         Total current liabilities                          4,497,193         571,083

MINORITY INTEREST                                             297,521               -


STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, par value $0.0001, 300,000,000 shares
    authorized, 42,369,519 and 30,537,402 issued and
    outstanding at September 30, 2000 and December 31,
    1999, respectively                                          4,237           3,054
   Paid-in capital                                         20,443,681       1,969,035
   Accumulated deficit                                    (18,683,100)     (2,094,565)
                                                        -------------    -------------

         Total stockholders' equity (deficit)               1,764,818        (122,476)
                                                        -------------    -------------

                                                         $  6,559,532    $    448,607
                                                        =============    ============

See accompanying notes to consolidated financial statements.

                          INTERNET VENTURE GROUP, INC.
                Consolidated Statements of Operations (Restated)
                                   (Unaudited)


                                               Nine months         Nine months
                                                 ended               ended
                                              September 30,       September 30,
                                                  2000                1999
                                              -------------       -------------
REVENUES
   Sales                                      $     260,416       $     296,252
   Other                                                  -              58,000
                                              --------------      --------------

Total revenues                                      260,416             354,252

GROSS PROFIT                                        103,596             197,684

OPERATING EXPENSES,
  administrative and overhead                    (1,083,183)           (315,312)

PURCHASED IN-PROCESS TECHNOLOGY                 (15,601,792)                  0

NET LOSS                                       $(16,588,535)       $   (162,540)
                                               =============       =============

WEIGHTED AVERAGE COMMON SHARES                   41,802,819          26,100,000
                                               =============       =============

See accompanying notes to consolidated financial statements.

                          INTERNET VENTURE GROUP, INC.
                Consolidated Statements of Operations (Restated)
                                   (Unaudited)


                                              Three months        Three months
                                                  ended              ended
                                              September 30,       September 30,
                                                   2000                1999
                                              -------------       -------------
REVENUES
   Sales                                      $      84,364       $      52,697
   Other                                                  -              29,000
                                              --------------      --------------

Total revenues                                       84,364              81,697

GROSS PROFIT                                         75,419              66,506

OPERATING EXPENSES,
  administrative and overhead                      (683,828)           (101,741)

PURCHASED IN-PROCESS TECHNOLOGY                 (15,601,792)                  0

NET LOSS                                      $ (16,212,947)      $     (75,310)
                                              ==============      ==============

WEIGHTED AVERAGE COMMON SHARES                   41,802,819          26,100,000
                                              ==============      ==============

See accompanying notes to consolidated financial statements.



                                         INTERNET VENTURE GROUP, INC.
                               Consolidated Statements of Cash Flows (Restated)
                                                  (Unaudited)

                                                         Nine months ended                    Three months ended
                                                           September 30,                         September 30,
                                                           -------------                         -------------
                                                      2000                1999              2000               1999
                                                 -------------      -------------      -------------      -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net loss                                     $(16,588,535)      $   (162,540)      $(16,212,947)      $    (75,310)
    Adjustments to reconcile net loss
     to net cash used in operating activities:
       Minority interest in cons. subsidiary          297,521                               297,521
       Depreciation                                    18,837             10,470              8,766              2,470
       Amortization                                    16,532             15,581              4,132              8,080
       Purchased in-process technology             15,601,792                  -         15,601,792                  -
       Stock based compensation                       258,118                  -            131,860                  -
       Changes in assets and liabilities
         net of effects from purchase of
         subsidiary:
           Current assets                             163,663             68,509            164,567            (22,718)
           Current liabilities                       (133,913)           (46,907)           130,985             28,073
                                                --------------     --------------     --------------     --------------
    Net cash provided by (used in) operating
      activities                                     (365,985)          (114,887)           126,676            (59,405)
CASH FLOWS FROM INVESTING
  ACTIVITIES
    Purchase of property and equipment                (12,536)           (20,682)            (4,166)           (29,784)
    Increase in note receivable                      (115,000)                 -           (115,000)                 -
    Cash acquired through purchase of
      subsidiary                                    5,404,338                  -          5,404,338                  -
                                                --------------     --------------     --------------     --------------
    Net cash provided by (used in)                  5,276,802            (20,682)         5,285,172            (29,784)
      investing activities
CASH FLOWS FROM FINANCING
  ACTIVITIES
    Net increase (decrease) in
      notes payable                                   588,425           (260,172)           319,299           (260,172)
  Stock issue adjustments                                                398,832                 -             333,914
  Proceeds on issuance of stock                       434,100                  -                 -                   -
                                                --------------     --------------     --------------     --------------
    Net cash provided by financing activities       1,022,525            138,660            319,299             73,742
                                                --------------     --------------     --------------     --------------
NET INCREASE (DECREASE) IN CASH                     5,933,342              3,091          5,731,147            (15,447)
CASH AT BEGINNING OF PERIOD                             6,006              8,026            208,201             26,564
                                                --------------     --------------     --------------     --------------

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



                                    INTERNET VENTURE GROUP, INC.
           Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Restated)
                                             (Unaudited)


                            December 31, 1998 through September 30, 2000

                                      Common Stock
                             -----------------------------    Additional
                                Number of                       Paid-in       Accumulated
                                 Shares          Amount         Capital         Deficit          Total
                             -------------   -------------   -------------   -------------   -------------
BALANCE,
  December 31, 1998             4,000,000    $        400    $  1,712,124    $ (1,802,734)   $    (90,210)


ACQUISITION OF
  SUBSIDIARY                   26,537,402           2,654         256,911           -             259,565

NET LOSS                                -               -               -        (291,831)       (291,831)
                            --------------  --------------  --------------  --------------  --------------

BALANCE,
  December 31, 1999            30,537,402           3,054       1,969,035      (2,094,565)       (122,476)

ADJUST SHARES IN
  SHARES ISSUED FOR SERVICES      825,000              83         186,175               -         186,258

SHARES ISSUED FOR
  CASH                            213,450              21         434,079               -         434,100

ACQUISITION OF
  SUBSIDIARY                   10,793,667           1,079      17,782,532               -      17,783,611

WARRANTS ISSUED FOR
  SERVICES                              -               -          71,860               -          71,860

NET LOSS, for nine months               -               -               -     (16,588,535)    (16,588,535)
                            --------------  --------------  --------------  --------------  --------------

BALANCE,
  September 30, 2000           42,369,519    $      4,237    $ 20,443,681    $(18,683,100)   $  1,764,818
                             =============   =============   =============   =============   =============

See accompanying notes to consolidated financial statements.

                          INTERNET VENTURE GROUP, INC.
              Notes to Consolidated Financial Statements (Restated)


NOTE 1 - ORGANIZATION AND PRESENTATION


Strategic Ventures, Inc. was incorporated in the state of Florida on March 19, 1987. At a stockholders' meeting on October 18, 1999, Strategic Ventures, Inc. completed its name change to Internet Venture Group, Inc. In March 2001, Internet Venture Group, Inc. was merged into IVG Corp., a Delaware corporation. As a result of the merger, Internet Venture Group, Inc. was reincorporated in Delaware and its name was changed to IVG Corp. (the "Company").


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
                                                 ============   ============

NOTE 4 - OTHER ASSETS

At September 30, 2000, other assets consisted of the following:

                                         Historical   Accumulated       Book
                                            Cost      Amortization      Value
                                        ------------  ------------  ------------
Security deposits                       $    15,360   $         -   $    15,360
Licensing, patents, trademarks              362,754       117,257       245,497
Prepaid expenses                             50,000             -        50,000
                                        ------------  ------------  -----------
                                        $   428,114   $   117,257   $   310,857
                                        ============  ============  ===========

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

NOTE 7 - STOCK OPTIONS

The Company has granted options to purchase shares of common stock to employees, directors, consultants, and investors at prices as determined by the Board of Directors, at date of grant. A summary of the Company's stock options granted is presented below:

                                                               Weighted-
                                                                Average
                                                               Exercise
                                                Number of      Price per
                                                 Shares          Share
                                             -------------   --------------
         Balance, December 31, 1999             1,164,150    $         ..62
         Granted through June 30, 2000          8,212,475    $         ..23
         Granted July 2000                         75,000    $         ..75
         Exercised                                      -    $           -
         Canceled                                       -    $           -
                                             -------------   --------------
         Balance, September 30, 2000            9,451,625    $         ..32
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


NOTE 11 - ERROR CORRECTION.

The accompanying financial statements for September 30, 2000 have been restated to correct an error in previously issued financial statements. Purchased in-process technology was not expensed on the previously issued financial statements. The restated statements reflect a corrected net loss of $16,588,535 and per share loss of $(.40), rather than the previously reported net loss of $1,595,956 and per share loss of $(.04).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and related notes contained in this Form 10-QSB.

PLAN OF OPERATION
------------------

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


Date:  October 23, 2001


                                    IVG CORP.
                                    ---------


                                      /S/ Elorian Landers
                                      ----------------------------------------
                                      Elorian Landers, Chief Executive Officer

                                      (Principal Executive Officer and
                                      Principal Financial and Principal
                                      Accounting Officer)