Form 10QSB/A
period 2001-03-31
IVG CORP
filed 2001-10-30
CIK 826674

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


                         13135 DAIRY ASHFORD, SUITE 525
                             SUGAR LAND, TEXAS 77478
            ---------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                    ISSUER'S TELEPHONE NUMBER: (281) 295-8400

                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,661,759 as of October 3, 2001.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                    IVG CORP.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2001

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $  2,553,573
  Restricted cash                                                     1,500,000
  Accounts receivable - net                                              60,160
  Inventory                                                              80,722
  Investment in iTVr                                                    126,313
  Notes receivable                                                      273,943
                                                                   -------------
                                       Total current assets           4,594,711

PROPERTY AND EQUIPMENT, NET                                             181,909

OTHER ASSETS, NET                                                       296,901
                                                                   -------------
                                                                   $  5,073,521
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $  1,303,729
  Notes payable                                                       3,910,096
                                                                   -------------
                                  Total current liabilities           5,213,825

PREFERRED STOCK                                                       2,181,819

MINORITY INTEREST                                                    (2,266,028)

STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
  Common stock: par value $.0001, 300,000,000 shares
    authorized, 59,426,009 issued and outstanding                         5,942
  Additional paid in capital                                         28,711,883
  Accumulated deficit                                               (26,592,101)
                                                                   -------------
                                Total stockholders' deficit           2,125,724
                                                                   -------------
                                                                   $  5,073,521
                                                                   =============

See accompanying notes.


                                    IVG CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                       FOR THE THREE MONTHS ENDED
                                                                                MARCH 31
                                                                        2001                2000
                                                                    (UNAUDITED)         (UNAUDITED)
                                                                  -------------------------------------
REVENUES:
  Sales                                                           $        181,499    $         84,146
                                                                  -----------------   -----------------
                                             Total revenues                181,499              84,146
COSTS AND EXPENSES:
  Cost of goods sold                                                       120,913              32,493
  General and administrative                                             2,589,280             207,725
  Research and development                                                  60,000                   -
  Equity interest in iTVr                                                  373,687                   -
  Depreciation expense                                                      13,829                   -
  Interest expense                                                         525,440                   -
  Other expenses                                                                 -               1,426
                                                                  -----------------   -----------------
                                   Total costs and expenses              3,683,149              241,644
                                                                  -----------------   -----------------
OTHER INCOME:
  Interest income                                                           94,124                   -

MINORITY INTEREST                                                          (56,303)                  -
                                                                  -----------------   -----------------
NET INCOME (LOSS)                                                 $     (3,351,223)   $       (157,498)
                                                                  =================   =================
Basic and fully diluted net loss per share                        $           (.06)   $           (.01)
Weighted average number of common shares
  outstanding for basic and diluted net loss per share                  51,741,003          30,713,602

See accompanying notes.


                                    IVG CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
             FOR THE PERIOD FROM DECEMBER 31, 1999 TO MARCH 31, 2001

                                                Common Stock
                                         ---------------------------      Additional
                                           Number of                       Paid in         Accumulated
                                            Shares         Amount          Capital           Deficit           Total
                                         -------------------------------------------------------------------------------
Balance December 31, 1999                 30,537,402     $     3,054    $  1,969,035     $  (2,094,565)     $  (122,476)

Shares issued for services                 2,414,200             241       3,005,992                 -        3,006,233

Shares issued for cash                       213,450              21         434,079                 -          434,100

Shares issued in acquisitions             20,000,000           2,000      21,185,859                 -       21,187,859

Shares exchanged for warrants             (9,091,855)           (909)              -                 -             (909)

Warrants issued for services                       -               -          71,860                 -           71,860

Net loss                                           -               -               -       (21,146,313)     (21,146,313)
                                         -------------------------------------------------------------------------------

Balance December 31, 2000                 44,073,197           4,407      26,666,825       (23,240,878)       3,430,354

Shares issued for services                 1,019,050             102       1,555,733                 -        1,555,835

Shares issued in acquisitions             14,303,762           1,430          (1,430)                -                -

Shares issued for cash                        30,000               3          22,497                 -           22,500

Beneficial interest on convertible debt            -               -         468,258                 -          468,258

Net loss                                           -               -               -        (3,351,223)      (3,351,223)
                                         -------------------------------------------------------------------------------

Balance March 31, 2001                    59,426,009     $     5,942    $ 28,711,883     $ (26,592,101)     $ 2,125,724
                                         ===============================================================================

See accompanying notes.



                                    IVG CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED
                                                                              MARCH 31
                                                                       2001                2000
                                                                   (UNAUDITED)         (UNAUDITED)
                                                                 -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                     $     (3,351,223)   $       (157,498)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
    Minority  interest                                                    (56,303)                  -
    Depreciation                                                            7,068               6,735
    Amortization                                                            6,761               9,083
    Stock based compensation                                            1,555,835              70,000
    Equity interest in loss of iTVr                                       373,687                   -
    Beneficial interest on convertible debt                               468,258                   -
  Changes on operating assets and liabilities:
    Accounts receivable                                                   (33,126)              7,400
    Inventory                                                              (2,783)            (14,263)
    Other assets                                                          190,477               1,742
    Accounts payable and accrued expenses                                  25,691              52,698
                                                                 -----------------   -----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (815,658)            (24,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in iTVr                                                     (500,000)                  -
  Purchases of equipment                                                 (144,436)             (7,869)
  Notes receivable                                                       (125,743)                  -
                                                                 -----------------   -----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      (770,179)             (7,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft                                                                -              10,795
  Proceeds from issuance of stock                                          22,500              41,600
  Proceeds from notes payable                                           1,409,212                   -
  Payments on notes payable                                              (179,012)            (26,429)
                                                                 -----------------   -----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     1,252,700              25,966
                                                                 -----------------   -----------------
Increase (decrease) in cash and cash equivalents                         (333,137)             (6,006)

Cash and cash equivalents at beginning of period                        2,886,710               6,006
                                                                 -----------------   -----------------
Cash and cash equivalents at end of period                       $      2,553,573    $              -
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

There has been no provision for U.S. federal or foreign income taxes because the Company has incurred losses in all periods for these jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows as of March 31, 2001:

Deferred tax assets
    Net operating loss carryforwards                          $ 26,592,101
    Valuation allowance for deferred tax assets               $(26,592,101)
                                                              -------------
    Net deferred tax assets                                   $          -
                                                              =============

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Company had tax net operating loss carryforwards of approximately $26,592,101 as of March 31, 2001, which, unless utilized, expire beginning in 2003. Utilization of the tax net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Voting Rights
-------------

There are outstanding common stock warrants attached to Series D and Series G preferred stock at March 31, 2001. The Series D preferred stock warrants gives the warrant holder the right to purchase one share of Swan common stock at $0.83 per share. The Series G preferred stock warrant give the warrant holder the right to purchase shares of Swan common stock. None of the Series D or Series G warrants have been exercised through March 31, 2001. The Series D warrants expire in 2001 and the Series G warrants expire in 2006.

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

                                    IVG CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED
                                 MARCH 31, 2001

Shares available under the 2000 Plan as of March 31, 2001 totaled 7,937,800. In accordance with FASB No. 123, non-cash stock-based compensation expense of $1,555,835 has been recognized in the accompanying statement of operations for the three months ended March 31, 2001 related to these stock awards. An equal amount has been recognized in shareholders' equity.

During the quarter ended March 31, 2001, approximately 1.02 million shares of stock were issued in exchange for services rendered to the Company. These shares were valued at the closing price of the common stock on the date the stock was issued. These shares were issued for services which included investor relations, broker dealer presentations, market analysis, financial advisory services, investment banking, merchant banking, shareholder relations, PEO industry merger and acquisition research, and consulting for Gee Whiz.com business plan and product improvement.

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

NOTE 9- COMMITMENTS AND CONTINGENCIES

The Company is in the third year of a five-year operating lease, which commenced December 1997 for office and warehouse space located in Houston, Texas. Future minimum lease commitments for building lease approximate the following for each of the years ending December 31: 2001 - $ 8,386; 2002 - $73,907; and none thereafter. In 2001, the Company entered into a new lease for office space, which requires annual rent of $119,856 through 2005.

NOTE 10- GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred substantial operating losses. As shown in the financial statements, the Company incurred net losses of $3,351,223 on gross sales of $181,499 for the quarter ended March 31, 2001. These factors indicate there is substantial doubt about the Company's ability to continue as a going concern. The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

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

NOTE 12- ACQUISITIONS

SES-Corp., Inc./Cheyenne Management Company, Inc.

On December 29, 2000 the Company entered into an Asset Purchase Agreement and Agreement and Plan of Merger by and among SES Acquisition 2001, Inc., Cheyenne Management Company, Inc. ("SES"), and certain other persons (the "Acquisition Agreement"). The Acquisition Agreement was amended on March 30, 2001. The Acquisition Agreement provided for both the Company's purchase of certain of the assets of Cheyenne Management Company, Inc., and the merger of SES Acquisition 2001, Inc., a wholly owned subsidiary of the Company, with and into SES, with SES to be surviving corporation. The acquisition became effective April 1, 2001.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FINANCIAL CONDITION

At March 31, 2001, the Company had current assets of approximately $4,595,000 and total assets of approximately $5,074,000. Other assets decreased from $232,477 as of December 31, 2000 to $42,000 as of March 31, 2001. This was the result of security deposits and surrender value of insurance being written off in the quarter ended March 31, 2001. Current liabilities at March 31, 2001 were approximately $5,214,000 and total liabilities were approximately $7,396,000. The Company's stockholders' deficit at March 31, 2001 was approximately $2,238,000.


RESULTS OF OPERATIONS

Comparison of the quarter ended March 31, 2001 to March 31, 2000
----------------------------------------------------------------

Revenues increased to approximately $182,000 for the first quarter of 2001, compared to approximately $84,000 for the first quarter of 2000. The increase was attributable principally to increased product sales and interest income. Cost of goods sold increased to approximately $121,000 from $32,000 for the same period last year. This increase was primarily the result of higher prices for materials and higher direct costs associated with manufacturing.

Other expenses, consisting of selling, general, and administrative expenses, and sales and marketing expenses, increased to approximately $3,683,000 from approximately $242,000. This increase was due primarily to increased stock-based compensation, interest expense and costs associated with acquisition activity.

The Company's net loss for the quarter ended March 31, 2001 was approximately $3,351,000, compared to a net loss of approximately $157,000 for the quarter ended March 31, 2000. The loss in 2001 is related primarily to increased stock-based compensation and consulting, legal and accounting fees incurred in connection with acquisition activity and interest expense.

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

On March 14, 2001, the Company sold 30,000 shares of its common stock, at a price of $.75 per share, for gross proceeds of $22,500. This sale was made to one investor, who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D.

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

Exhibits
--------

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

Reports on Form 8-K
-------------------

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

-----------------------

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

                                           IVG CORP.


October 30, 2001                           /s/ Elorian Landers
                                           -------------------------------------
                                           Elorian Landers
                                           Chief Executive Officer and Director

                                           (Principal Executive Officer and
                                           Principal Financial and Principal
                                           Accounting Officer)