Form 10KSB/A
period 2000-12-31
IVG CORP
filed 2001-11-08
CIK 826674

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

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $396,300

As of November 1, 2001, the aggregate market value of the common stock of the issuer held by non-affiliates, based on the average bid and asked price of the common stock as quoted on the OTC Bulletin Board, was $3,774,615. As of October 26, 2001, 61,620,639 shares of common stock of the issuer were outstanding.


         Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                    IVG CORP.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I.........................................................................1

ITEM 1.  DESCRIPTION OF BUSINESS...............................................1

Overview 1

Portfolio Companies............................................................1

Pending Acquisition............................................................4

Business Strategy..............................................................4

Evaluation of Potential Acquisitions...........................................5

Competition....................................................................6

Intellectual Property..........................................................7

Employees......................................................................8

Forward-Looking Statements.....................................................8

ITEM 2.  DESCRIPTION OF PROPERTY...............................................8

ITEM 3.  LEGAL PROCEEDINGS.....................................................8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................8

PART II........................................................................8

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............8

Market Price Information.......................................................8

Dividends......................................................................9

Recent Sales of Unregistered Securities........................................9

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS...........11

Results of Operations.........................................................12

Comparison of the Years Ended December 31, 2000 and December 31, 1999.........12

Comparison of the Years Ended December 31, 1999 and December 31, 1998.........13

Liquidity and Capital Resources...............................................13

Going Concern Consideration...................................................13

Subsequent Events -- Financing................................................14

Subsequent Event - Pending Acquisition........................................14

RISK FACTORS..................................................................14

Risks Associated With Our Business............................................14

Risks Associated With Investing in Our Securities.............................16

ITEM 7.  FINANCIAL STATEMENTS.................................................18

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.............................................18

PART III .....................................................................18

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................18

Directors and Executive Officers..............................................18

Section 16(a) Beneficial Ownership Reporting Compliance.......................19

ITEM 10. EXECUTIVE COMPENSATION...............................................19

Summary Compensation Table....................................................19

Employment Agreements.........................................................19

2000 Omnibus Securities Plan..................................................20

Option Grants.................................................................20

Option Exercises and Option Values............................................20

Compensation of Directors.....................................................21

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......21

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................22

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................24

INDEX TO FINANCIAL STATEMENTS................................................F-1

INDEX TO EXHIBITS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

We were incorporated in Florida in 1987 under the name "Strategic Ventures, Inc." We changed our name to "Strategic Venture Group, Inc." in May 1991 and to "Internet Venture Group, Inc." in October 1999. In March 2001, we were merged into IVG Corp., a Delaware corporation. As a result of the merger, we were reincorporated in Delaware and our name was changed to "IVG Corp." We are a holding company that intends to acquire promising revenue-generating companies and assist them by providing financial guidance, business model creation and implementation, access to equity resources and technology. To date, our portfolio companies consist of the following:

         o Our division, GeeWhizUSA.com, a manufacturer and distributor of proprietary novelty, gift and branded products that light up.

         o Swan Magnetics, Inc., developer of a proprietary ultra-high capacity floppy disk drive technology and the owner of 46% of the common stock of iTVr, Inc., which is developing next generation digital video recording technology; and

         o CyberCoupons.com, Inc., a development stage company that intends to be a source for consumers to obtain coupons for grocery, household and beauty products via the Internet.

We are also actively pursuing opportunities to expand our business into the human resources outsourcing industry through the acquisition of professional employer organizations. A professional employer organization typically provides employee payroll, human resource and benefit services on an outsourced basis. On October 24, 2001, we entered into a definitive agreement with Group Management Services, Inc., an Ohio-based professional employer organization, in which we agreed to purchase 90% of the stock of the company. Upon closing of this transaction, Group Management Services, Inc. will become one of our portfolio companies.

As used in this report, the words "we," "us," "our" and "the company" refer to IVG Corp.; our subsidiaries, SES-Corp., Inc., Swan Magnetics, Inc. and CyberCoupons.com, Inc.; and our division, GeeWhizUSA.com.

PORTFOLIO COMPANIES

GEEWHIZ. We acquired our division, GeeWhizUSA.com, in a two step transaction. In the first step, which became effective as of December 31, 1999, 37 shareholders of GeeWhiz acquired control of approximately 87% of our common stock pursuant to a share exchange agreement in which we exchanged 23,905,374 shares of our common stock for the 5,312,053 shares of GeeWhiz common stock held by the participating shareholders. In July 2000, the second step of this acquisition was completed with the merger of GeeWhiz into IVG, following which GeeWhiz became our promotional products division. Neither party obtained a fairness opinion in connection with these transactions. Shareholder approval was not required with respect to the share exchange. A majority of the shareholders of both parties approved the merger. The terms of the transactions were the result of arm's length negotiations between the parties. Elorian Landers, who is now our Chief Executive Officer and a director, was GeeWhiz's Chief Executive Officer and principal stockholder at the time of these transactions. Thomas L. McCrimmon, who is now one of our directors, was our President and principal stockholder at the time of these transactions. GeeWhiz engaged in these transactions for the principal purpose of becoming a publicly-traded company and acquiring the access to capital and liquidity associated with being publicly traded. IVG, which was a public shell company prior to these transactions, elected to be acquired by GeeWhiz in order to become an operating e-commerce business.

GeeWhiz, which is based in Houston, Texas, manufactures and distributes proprietary novelty, gift and branded products that light up. To date, GeeWhiz has principally been engaged in the sale of its proprietary Starglas(R) line of fiber optic illuminated drinking containers. GeeWhiz is rapidly expanding its product line to include a wide variety of promotional, gift and souvenir items which will be sold over its website and through traditional distribution channels. GeeWhiz introduced LightArt(TM) in September 2000, which is a line of illuminated gifts and merchandise primarily aimed at the promotional product channel and secondarily at the retail gift channel. LightArt(TM) includes illuminated keychains, awards and wearable products. GeeWhiz intends to expand its product line from its proprietary Starglas(R) and LightArt(TM) lines of fiber optic illuminated products to include other promotional, gift and souvenir items for sale through both the GeeWhiz website and traditional reseller and specialty distribution channels. Although GeeWhiz is currently a division of the company, we plan to form a new, wholly-owned subsidiary to operate the GeeWhiz business in 2001.

GeeWhiz operates a business e-commerce website designed to access and service the promotional products, gifts and souvenir markets. Through this website, GeeWhiz plans to bring together the customers, distributors, merchandisers, concessionaires and resellers of this highly fragmented industry to meet and transact business on-line via an electronic promotional products, gifts and souvenir bazaar.

SWAN MAGNETICS. On September 28, 2000, we acquired approximately 88.5% of Swan Magnetics, Inc., a Santa Clara, California-based developer of proprietary ultra-high capacity floppy disk drive technology. As part of a two-step purchase transaction, we first exchanged 20,000,000 shares of our common stock for approximately 88.5% of the common stock of Swan Magnetics. We then offered to exchange the common stock received by those stockholders for warrants to purchase our common stock at an exercise price equal to $1.75. This permitted us to reduce the number of shares we were issuing in the Swan acquisition. Stockholders exchanged an aggregate of 9,091,793 shares of common stock for warrants to purchase our common stock. The terms of the transaction, which were approved by a majority of the outstanding shares of Swan Magnetics, were the result of arm's length negotiations between the parties. A vote of our shareholders was not required to effect this acquisition. Neither party obtained a fairness opinion in connection with this transaction. Eden Kim was the principal shareholder and President of Swan Magnetics at the time of the transaction. During this time, Mr. Kim was also our Chairman and Secretary. Elorian Landers, our Chief Executive Officer and director, and Thomas L. McCrimmon, our director, were principal shareholders at the time of this acquisition. We believe the Swan Magnetics shareholders engaged in these transactions principally because of the economic terms, the additional liquidity offered by becoming shareholders of a publicly-traded company, and the opportunity to participate in a broader business. We approved these transactions primarily because Swan Magnetics possessed $5.4 million in cash that could assist us in financing our business strategy, and because we intended to market Swan Magnetics' proprietary technology. We initially intended to pursue strategic alliances with manufacturers of similar products and services in order to bring the Swan Magnetics' technology to market. Subsequent to the closing of our acquisition, however, we determined to pursue other revenue-producing activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In February 2001, Swan Magnetics entered into a research and development agreement with iTVr, Inc., a company based in Santa Clara, California. iTVr is developing next generation digital video recording technology intended to record, play back and time shift certain broadband electronic transmission events. iTVr has developed a high performance, low cost, multi-function personal video recorder for a variety of applications, including time shift television recording, digital imaging and manipulation, distance education, HDTV, karaoke, videoconferencing, music videos, video e-mails and home gateway applications. Pursuant to the agreement, Swan Magnetics has invested $750,000 in iTVr to date and acquired 46% of iTVr's common stock. iTVr anticipates that its product will be on the market in the fourth quarter of 2001.

We anticipate that our ownership of Swan Magnetics common stock will be reduced in the near future. See "Certain Relationships and Related Transactions."

CYBERCOUPONS. On January 9, 2001, we executed a Reorganization Agreement and Plan of Exchange pursuant to which we exchanged 2,372,625 shares of our common stock for approximately 35% of the common stock of CyberCoupons, Inc., a Houston, Texas-based company. CyberCoupons is a development stage company that intends to be a source for consumers to obtain coupons for grocery, household and beauty products via the Internet. The terms of the transaction were the result of arm's length negotiations between the parties and were not required to be approved by our shareholders. Neither party obtained a fairness opinion in connection with this transaction. Rodney Hamp was the principal shareholder and President of CyberCoupons at the time of the transaction, and continues to serve in that capacity. Elorian Landers, our Chief Executive Officer and director, Thomas L. McCrimmon, our director, and Eden Kim, our former Chairman and Secretary, were principal shareholders at the time of this acquisition. We believe the CyberCoupons shareholders engaged in the transaction principally because of the economic terms, the additional liquidity offered by becoming shareholders of a publicly-traded company, and the opportunity to participate in a broader business. We approved these transactions primarily because of CyberCoupons' business strategy to distribute coupons over the Internet.

CyberCoupons was formed to employ the infrastructure of the Internet to allow manufacturers to offer coupons, consumers to retrieve the offers and merchants to redeem the coupons virtually in real time. Much of the advertiser expense on coupons consists of the printing, distribution and logistics associated with coupon-based marketing activities. CyberCoupons believes that the disintermediation of coupon distribution and redemption can result in a significant savings to the billions of dollars spent by manufacturers and merchants to print, distribute and redeem paper coupons for grocery, household, beauty and other products. CyberCoupons intends to allow shoppers to select specific grocery coupons from the manufacturer's website or a merchant's website for use at retail outlets nationwide. CyberCoupons has tested its virtual coupon delivery and redemption process with a regional grocery store for point-of-sale redemption of electronically downloaded coupons. CyberCoupons intends to enter into alliances with national manufacturers and merchants and test its process on a large scale. CyberCoupons does not have any preliminary plans, proposals, arrangements or understandings to enter into alliances with any national manufacturers or merchants at this time.

Our investment in CyberCoupons was diluted immediately, in the sense that the CyberCoupons shares acquired in exchange for our common stock have a book value that was far less than the trading price of our common stock at January 9, 2001. No assurance can be given that our investment in CyberCoupons will appreciate in value, or that it will appreciate to a value comparable to the value of the shares of our common stock that were delivered to the CyberCoupons stockholders.

PENDING ACQUISITION

GROUP MANAGEMENT SERVICES, INC. On October 24, 2001, we entered into a definitive asset and stock purchase agreement to acquire 90% of Group Management Services, Inc. ("GMS"), an Ohio-based professional employer organization. Upon the closing of the asset and stock purchase agreement, GMS will become one of our portfolio companies. The acquisition will be completed in a number of steps. First, GMS Acquisition LLC, one of our wholly owned subsidiaries, will purchase certain of GMS' assets (the "Asset Purchase"). Upon completion of the Asset Purchase, GMS will distribute certain proceeds from the sales of such assets to GMS' two shareholders (the "GMS Shareholders"). Next, the GMS Shareholders will transfer 90% of the outstanding GMS common stock to us (the "Stock Purchase"). Lastly, GMS Acquisition LLC will contribute 100% of the assets received in the Asset Purchase back to GMS. In consideration for our purchase of 90% of GMS, we will issue to the GMS Shareholders three promissory notes in the amounts of (i) $250,000, (ii) $1,963,000, and (iii) $2,039,023.63, for total consideration of
$4,252,023.63, as well as 10,000,000 shares of our common stock and an option to purchase up to an additional 1,250,000 shares of our common stock. Our agreement with GMS also provides that if, on the first anniversary of the closing of the acquisition, the value of the 10,000,000 shares is less than $1,370,000, we will issue an additional number of shares to the GMS Shareholders so that the value of the shares received is at least $1,370,000.

GMS is headquartered in Valley View, Ohio and currently operates in 20 states. Founded in 1992, GMS provides core human resource services such as health benefits, payroll, and administrative services to 130 client employers and more than 7,500 worksite employees. Based on GMS' audited financial statements for 2000, GMS had assets of $2,702,976 at December 31, 2000, revenues for the year of $135,102,926, and net income for the year of $993,074. The closing of this acquisition, which we hope will occur in November 2001, is conditioned upon, among other things, the receipt of any necessary consents to the transaction by third parties, and GMS continuing to maintain a credit facility of at least $750,000.

BUSINESS STRATEGY

We plan to acquire companies that our management believes can become profitable market leaders in their respective industry segment by virtue of a compelling business model, technology and/or proprietary service. We intend to focus on acquiring portfolio companies that are currently profitable or those with business models that identify what management believes to be a potentially profitable strategy. We plan to help these portfolio companies by providing corporate and strategic development resources and financial support and by leveraging the collective knowledge, experience, industry relationships and other resources of our management, board of advisors, strategic corporate partners and portfolio companies. We intend to build value in our portfolio companies by leveraging their corporate assets through cross-marketing and affinity marketing programs with our other portfolio companies.

We intend to devote significant resources to the development of our subsidiaries and the acquisition of additional businesses. Additionally, we intend to continue to evaluate new opportunities to further our investment in our other portfolio companies and seek out opportunities to increase stockholder value. For instance, we may consider selling selected investments or having separate subsidiaries sell a minority interest to outsiders, either privately or by means of a spin-off initial public offering of one or more of our portfolio companies.

We have decided to focus our acquisition activity on two industries - the human resources outsourcing industry and the creative products industry. Based on our experience, we believe that these industries are highly fragmented and represent profitable business models that can be enhanced through consolidation.

THE HUMAN RESOURCES OUTSOURCING MARKET. We intend to focus on accumulating a significant revenue base in the professional employer organization, or staff leasing, industry. Professional employer organizations typically provide employee payroll, human resource and benefit services on an outsourced basis. Unlike temporary employment agencies, professional employer organizations carry client companies' full-time employees on the professional employer organization payroll and bill the client a surcharge each payroll period. Because professional employer organizations provide employee-related services to a large number of employees, they can achieve economies of scale as a professional employer and perform employment-related functions at a level typically available only to large corporations with substantial resources.

We believe we can apply our resources to increase the profit margins of professional employer organizations by helping them transition from a paper-centric human intensive operation to a paper-less, web-centric electronic operation. We also hope to leverage the employee base of professional employer organizations by creating cross marketing and affinity marketing programs between the professional employer organizations and our other portfolio companies and strategic partners. Furthermore, we intend to expand upon the services presently provided by professional employer organizations by introducing new services for the small and medium-sized businesses they serve. For example, we intend to explore the provision of accounts payable, accounts receivable and other back office services to clients of our professional employer organizations.

THE CREATIVE PRODUCTS MARKET. We intend to acquire additional companies in the creative products market. This market consists of a consumer element and a business element. The consumer segment of the industry is comprised of companies that produce consumer art and gift products, such as posters and prints, calendars, greeting cards, stationary and gift items. The business segment of the industry includes companies that market business promotional products, such as our GeeWhizUSA.com division, which manufactures a variety of illuminated logo merchandise.

EVALUATION OF POTENTIAL ACQUISITIONS

DEVELOPING A SUCCESSFUL BUSINESS MODEL. Any new company must develop a business model that eventually makes money and provides a return on investment. Some companies have focused on gaining market share or revenues without regard to profitability. Until recently, some of these companies were able to sustain this approach due, in large part, to the tremendous run-up in their stock prices as investors flocked to scoop up the newest Internet public offering. This high valuation provided these companies with an Internet currency that allowed them to grow through the acquisition of other Internet companies or to raise working capital by issuing new securities to the Internet-starved financial community.

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

FINDING THE BEST PEOPLE. The single most important resource for any new company is the people that manage, operate and execute the business and strategy of the company. Therefore, we will look for companies that are led by entrepreneurs with the vision to guide a new business to its market space to satisfy its market demand. To facilitate our success, we intend to augment management with professionals who have expertise in the applicable market, the ability to manage rapid growth and the flexibility to adapt to the changing marketplace. Such people are highly sought after and are few in number. To be successful, each venture must be able to attract and retain such people.

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


COMPETITION

COMPETITION IN THE PROFESSIONAL EMPLOYER ORGANIZATION INDUSTRY. Competition within the professional employer organization industry generally focuses on the quality and breadth of services, choice and quality of benefits packages, reputation and price. We believe leading professional employer organizations will be distinguished by reputation, national presence, regulatory expertise, financial resources, risk management and information technology capabilities.

The professional employer organization industry is highly fragmented, and many professional employer organizations have limited operations that serve fewer than 1,000 worksite employees. We believe that companies we may acquire in the industry will face competition from the traditional in-house provision of employee-related services, regional and national professional employer organizations and fee-for-service providers such as payroll processing firms and human resource consultants. National competitors in the professional employer organization industry include Administaff, Inc. and Staff Leasing, Inc. and the professional employer organization divisions of large business services companies such as Automatic Data Processing, Inc. and Paychex, Inc. As professional employer organizations expand nationally, competition will likely intensify in the industry.

COMPETITION IN THE PROMOTIONAL PRODUCTS INDUSTRY. Competition within the promotional products industry is highly fragmented and competitive, and some of our competitors have substantially greater financial and other resources than we do. Our promotional products compete with the services of in-house advertising, promotional products and purchasing departments and with designers and vendors of single or multiple product lines. Our promotional products also compete for advertising dollars with other media such as television, radio, newspapers, magazines and billboards. Entry into the promotional products industry is not difficult and new competitors are continually commencing operations.

The primary methods of competition are creativity in product design, quality and style of products, prompt delivery, customer service, price and financial strength. While some of our competitors may enjoy an advantage in one or more of these areas, we are unique in the production of our illuminated drinking containers and do not compete with others in the industry for customers who wish to market their company, product or brand on drinking glasses that light up. In the promotional products industry in general, major competitors include Cyrk, Inc. and Ha-Lo, Industries, Inc.


INTELLECTUAL PROPERTY

Our success and ability to compete may be dependent on our ability to develop and maintain the proprietary aspects of technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. We hold a license under US Patent Numbers 5,211,699 and 5,575,553 on proprietary fiber optic illuminated drinking containers, as well as registered trademarks on Starglas(R) (Reg. No. 2,216,216) and Fyrglas(R) (Reg. No. 1,995,482). In addition, Fyrglas(R) is also a registered trademark in Canada. We also have a patent pending with the United States Patent and Trademark Office (Application No. 09/842,701). We have no reason to believe that this patent application will not be granted. These legal protections afford only limited protection for our technology.

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

EMPLOYEES

As of October 1, 2001, we had 9 employees, of which 8 were employed by IVG Corp. (5 of which are devoted to our GeeWhiz division), and 1 was employed by Swan Magnetics. CyberCoupons does not currently have any employees. We believe our relationship with our employees is good. None of our employees are a party to a collective bargaining agreement.

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

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of stockholders during the three months ended December 31, 2000.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE INFORMATION

Trading of our common stock commenced on the OTC Bulletin Board on July 13, 2000. Our common stock is traded on the OTC Bulletin Board under the symbol "IVGG." The reported high and low bid prices for our common stock, as reported by the OTC Bulletin Board, are shown below for the third quarter of 2000 through the third quarter of 2001. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                                BID
                         ----------------------------------------------------
                                  LOW                         HIGH
                         -----------------------     ------------------------
2000
----
Third Quarter                    $   1.50                    $   7.00
Fourth Quarter                   $   1.00                    $   2.31

                                                 BID
                         ----------------------------------------------------
                                  LOW                         HIGH
                         -----------------------     ------------------------
2001
----
First Quarter                    $   1.06                    $   2.00
Second Quarter                   $   1.02                    $   1.69
Third Quarter                    $   0.08                    $   1.03

As of October 3, 2001, there were approximately 660 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

On December 31, 1999, we exchanged 23,905,374 shares of our common stock for 5,312,053 shares (approximately 87%) of GeeWhiz.com, Inc., pursuant to a share exchange agreement with 37 of GeeWhiz.com's shareholders. No more than 35 of the GeeWhiz shareholders were not "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D.

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

On July 7, 2000, we merged with GeeWhiz.com, Inc. and issued 2,939,526 shares of our common stock to minority shareholders of GeeWhiz. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

On September 28, 2000, we exchanged 20 million shares of our common stock for approximately 88.5% of Swan Magnetics, Inc., pursuant to a share exchange agreement with 84 shareholders of Swan. No more than 35 of the Swan shareholders were not "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. This share exchange was followed by an offer made to the accredited investors who participated in the original exchange to exchange the shares received in the share exchange for warrants to purchase our common stock at an exercise price of $1.75 per share. The shareholders exchanged an aggregate 9,091,793 shares of common stock for warrants to purchase our common stock. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D.

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

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

OVERVIEW

We were incorporated in Florida in 1987 under the name Sci Tech Ventures, Inc., and changed our name to Strategic Ventures, Inc. in May 1991 and Internet Venture Group, Inc. in October 1999. Effective December 31, 1999, control of Internet Venture Group, Inc. was acquired by shareholders of GeeWhiz.com, Inc., a Texas corporation. Because this acquisition was treated as a reverse acquisition (a recapitalization of GeeWhiz.com) for accounting purposes, our financial statements for periods prior to December 31, 1999 are those of GeeWhiz.com. The former business of GeeWhiz.com has been continued by our GeeWhizUSA.com division, which manufactures and distributes proprietary novelty, gift and branded products, including fiber optic illuminated drinking containers.

We have expanded our business into other areas during 2000 and 2001 through a series of acquisitions. In September 2000, we acquired 88.5% of the common stock of Swan Magnetics, Inc., developer of a proprietary ultra-high capacity floppy disk drive technology. During 2001, Swan Magnetics acquired 46% of the common stock of iTVr, Inc., which is developing next generation digital video recording technology. In January 2001, we acquired 35% of the common stock of CyberCoupons, Inc., a development stage company that intends to be a source for consumers to obtain coupons for grocery, health and beauty products over the Internet.

In April 2001, we acquired SES-Corp., Inc., a professional employer organization pursuant to an Amended and Restated Asset Purchase Agreement and Agreement and Plan of Merger (the "Merger Agreement"). In the merger SES became a wholly-owned subsidiary of ours. The shares of SES common stock outstanding immediately prior to the effective time of the merger were converted into the right to receive 11,819,262 shares of our common stock. Ten million shares of our common stock were to be placed in an escrow account (the "Escrow Shares") to secure certain indemnification obligations set forth in the Merger Agreement.

Subsequent to our acquisition of SES, we became aware that SES was the subject of an investigation by the Internal Revenue Service relating to its actions prior to our acquisition of the company. SES also had some of its bank accounts frozen by a bank that claimed the accounts were overdrawn by over $30 million, and subsequently filed for bankruptcy protection. In light of these developments, we entered into an agreement with the two former shareholders of SES in August 2001 in which we disposed of SES by exchanging all of the issued and outstanding shares of SES for the Escrow Shares. Pursuant to the terms of the Agreement, these shareholders each retained 909,631 shares of our common stock issued to them under the Merger Agreement.

The cost of our acquisition and subsequent disposition of SES was approximately $522,000. Additionally, we recorded stock based compensation expense of approximately $2,300,000, related to the approximately 1,800,000 shares of stock currently held by the former shareholders of SES. While no claims against us are pending or threatened related to our former ownership of SES, in the future we could incur additional expenses related to such claims.

Our financial condition and results of operations for 1999 are based solely upon the business activities of GeeWhiz.com. Our financial condition and results of operations for 2000 and 2001 are based upon the business activities of our GeeWhiz division and our Swan Magnetics, Inc. subsidiary. During these periods, we also incurred expenses relating to our corporate overhead, our investment in CyberCoupons, and Swan Magnetics' investment in iTVr. All of our revenues to date have been derived from product sales by our GeeWhiz division.

At June 30, 2001, we had current assets of approximately $3,270,000 and total assets of approximately $3,820,000. Current liabilities at June 30, 2001 were approximately $6,356,000. Our stockholders' deficit at June 30, 2001 was approximately $173,000.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Revenues decreased to approximately $396,000 for 2000, compared to approximately $402,000 for 1999. Cost of goods sold during 2000 increased to approximately $299,000, from $181,000 during 1999. This increase was primarily the result of higher prices for materials and higher direct costs associated with manufacturing by our GeeWhiz division.

Other expenses, consisting principally of general and administrative expenses of $5,444,000 and an $18,040,000 expense for the value of the shares issued in our acquisition of Swan Magnetics, Inc., increased to approximately $23,570,000 in 2000, from approximately $575,000 in 1999. The increase was principally due to the above $18.04 million non-cash expense and increased general and administrative expenses associated with acquisition activity. During 2000, non-cash stock compensation expense was $3,078,093. This expense represents approximately 2,414,000 shares issued to non-employees for consulting, printing and professional services rendered to us. Expense was determined using the fair value of stock issued at the time services were rendered or the fair value of the services if no market existed at the time services were rendered.

GeeWhiz accounted for $801,000 in expenses for 2000, while Swan Magnetics accounted for $143,000. The balance of $4,500,000 in other expenses was accounted for by IVG Corp. The $4,500,000 in expenses were cash and non-cash compensation and corporate expenses, including marketing of $174,000, rent of $85,000 and salaries of $273,000.

In September 2000, we acquired 88.5% of the outstanding common stock of Swan Magnetics, Inc., which had approximately $5.4 million of cash and certain in-process technology. Upon consummation of the Swan Magnetics acquisition, we expensed approximately $18,040,000 representing purchased in-process technology. The in-process technology consisted of a proprietary floppy disk drive technology that had reached prototype form. Our initial intent was to take this technology to market via strategic alliances with other companies providing parallel products and services to customers. It was determined post-acquisition that we would be better served to pursue other revenue-producing activities. As a result, the technology has not yet been taken to market and there are no plans to do so in the near term. No additional expense or revenue is expected in connection with this technology in the near term. Should we decide to market this technology in the future, we believe the cost of doing so would be minimal.

Our net loss for 2000 was approximately $21,146,000, compared to a net loss of approximately $292,000 during 1999. The loss in 2000 is primarily due to the write-off of in-process technology acquired in our acquisition of Swan and increased general and administrative expenses due to acquisition activity.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

Revenues increased to approximately $402,000 for 1999, compared to approximately $328,000 for 1998. The increase was attributable principally to increased product sales.

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

Our net loss for 1999 was approximately $292,000, compared to a net loss of $389,000 during 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $1,092,000 in 2000 and $255,000 in 1999. Our acquisition of Swan Magnetics in September 2000 generated cash of approximately $5,400,000, of which $1,500,000 was restricted for payment of a promissory note to a vendor. We had approximately $2,887,000 in cash at December 31, 2000, excluding restricted cash. Prior to obtaining funding from Swan Magnetics and subsequently acquiring Swan Magnetics in September 2000, we financed our losses from operations in 2000 and 1999 principally through the issuance of our common stock in private transactions and borrowings from our management and stockholders.

In addition, in both 2001 and 2000, we obtained services or paid expenses through the issuance of common stock.

Our loan from SES-Corp., Inc. in the principal amount of $1 million was due in September 2001. Our $1.1 million convertible notes are due on January 1, 2003, and our note from Swan Magnetics in the principal amount of approximately $2.8 million is due on August 1, 2003. We need to raise additional capital in order to satisfy these obligations. See "Certain Relationships and Related Transactions" and "Financing Agreements" for descriptions of the convertible notes and Swan Magnetics note.

Management has taken steps to revise our operating and financial requirements to accommodate our available cash flow, including substantial reductions in management salaries. As a result of these efforts, management believes funds on hand and cash flow from operations will enable us to meet our liquidity needs for at least the next two months. We need to raise additional cash, however, in order to satisfy our proposed business plan and expand our operations. Management is presently investigating potential financing transactions and acquisitions that management believes can provide additional cash for our operations and be profitable in both the short and long-term. Management also intends to attempt to raise funds through private sales of our common stock. Although management believes that these efforts will enable us to meet our liquidity needs in the future, there can be no assurance that these efforts will be successful.


GOING CONCERN CONSIDERATION

We have continued losses from operations, negative cash flow and liquidity problems. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

We have been able to continue based upon loans from institutional investors and our subsidiaries, and the financial support of certain of our stockholders. Management believes that actions presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern. Management is presently investigating potential financing transactions and acquisitions that management believes can provide additional cash for the our operations and be profitable in both the short and long-term. Management also intends to attempt to raise funds through private sales of our common stock. Although management believes that these efforts will enable us to meet our liquidity needs in the future, there can be no assurance that these efforts will be successful.

SUBSEQUENT EVENTS -- FINANCING

On February 2, 2001, we entered into a subscription agreement with each of Alpha Capital Aktiengesellschaft, AMRO International, S.A., Markham Holdings Ltd. and Stonestreet Limited Partnership (the "investors") pursuant to which the investors provided an aggregate of $1,100,000 in financing to us. A convertible note convertible into shares of our common stock evidenced each investor's investment. In consideration for this investment, we also issued the investors warrants to purchase an aggregate of 275,000 shares of our common stock at an exercise price of $1.647 per share. The notes and warrants were issued February 2, 2001.

Union Atlantic Capital, L.C. served as our financial advisor and private placement agent for the financing. In consideration for these services, Union Atlantic received a fee of $99,000 plus a warrant to purchase 50,000 shares of our common stock at an exercise price of $1.647 per share.

SUBSEQUENT EVENT - PENDING ACQUISITION

On October 24, 2001, we entered into a definitive asset and stock purchase agreement to acquire 90% of Group Management Services, Inc., an Ohio-based professional employer organization. See "Description of Business - Pending Acquisition."

                                  RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS

IF WE ARE UNABLE TO IDENTIFY AND PURCHASE INTERESTS IN COMPANIES THAT FIT WITHIN OUR BUSINESS PLAN, OUR BUSINESS STRATEGY WILL NOT BE SUCCESSFUL. Our success depends upon the ability of our managers to identify and close the acquisition of equity interests in companies that compliment our overall strategy and business plan. No assurances can be given that we will be able to identify complimentary companies that are interested in completing transactions with us. Even if such prospects are successfully identified, any number of factors could preclude us from successfully completing the transactions, including the failure to agree on terms, incompatibility of management teams, competitive bids from other companies, lack of capital to complete the transactions or unwillingness on the part of the prospects. If we cannot acquire substantial equity interests in attractive companies that fit within our business strategy, we may not be successful.

WE FACE SUBSTANTIAL COMPETITION AND, IN MANY CASES, BETTER-FINANCED COMPETITORS, WHICH MAY RESULT IN OUR INABILITY TO CLOSE ACQUISITIONS. The business of developing, acquiring and capitalizing companies is highly competitive. Our competitors include existing holding companies that have a longer operating history, existing portfolios of professional employer organizations, substantially greater financial resources and an established market for their publicly traded securities. We also face competition from venture capital companies, investment banks, Internet holding companies and large capitalization industrial companies with active investment and venture capital divisions. There is no assurance that we will be successful in finding suitable portfolio companies or that such companies will want to be acquired by us. If we cannot acquire suitable portfolio companies, we will not be able to implement our business plan.

BECAUSE WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FURTHER LOSSES, WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN. Historically, we have incurred losses from operations, and accumulated a deficit of $36,075,555 through June 30, 2001. Our stockholders' deficit at June 30, 2001 was ($173,056). We incurred losses of $291,831 and $21,146,313 for the years ended December 31, 1999 and 2000, respectively. Our independent accountants have included an explanatory paragraph in their report on our financial statements stating that our financial statements have been prepared assuming that we will continue as a going concern, but a substantial doubt exists as to our ability to do so because of these recurring losses from operations and our net capital deficiency.

WE MAY INCUR SIGNIFICANT COSTS TO AVOID INVESTMENT COMPANY STATUS AND WILL BE REQUIRED TO CHANGE THE WAY WE OPERATE IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY AT SOME POINT IN THE FUTURE. We may incur significant costs to avoid investment company status and may suffer other adverse consequences if we are deemed to be an investment company under the Investment Company Act of 1940 (the "1940 Act"). Some of our equity investments in other businesses may constitute investment securities under the 1940 Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the 1940 Act unless a particular exclusion or SEC safe harbor applies. If we were to be deemed an investment company, we would become subject to the requirements of the 1940 Act. As a consequence, we would be prohibited from engaging in business or issuing our securities as we have in the past. We might also be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable, and a court-appointed receiver could take control of us and liquidate our business.

Although management anticipates that our investment securities will comprise less than 40% of our total assets, fluctuations in the value of these securities or of our other assets may cause this limit to be exceeded. Unless an exclusion or safe harbor was available to us, we would have to attempt to reduce our investment securities as a percentage of our total assets. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may have to sell some sooner than we otherwise would. These sales may be at depressed prices and we may never realize the anticipated benefits from, or may incur losses on, these investments. We may not be able to sell some investments due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we are required or decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

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

         o        exposure of unforeseen liabilities of acquired companies; and

         o the requirement to record additional future operating costs for the amortization of goodwill and other intangible assets, which amounts could be significant.

RISKS ASSOCIATED WITH INVESTING IN OUR SECURITIES

OUR STOCKHOLDERS WILL EXPERIENCE DILUTION IF HOLDERS OF CONVERTIBLE SECURITIES WE ISSUED CONVERT SUCH SECURITIES INTO SHARES OF OUR COMMON STOCK. On February 2, 2001, certain investors purchased an aggregate of $1.1 million of our 6% Convertible Notes due 2003. The notes are convertible into shares of our common stock at a conversion price equal to the lower of (1) $1.5825 and (2) 85% of the average of the three lowest closing bid prices for our common stock on the principal market on which it is trading for the 22 trading days prior to but not including the date of conversion of the note. As of October 8, 2001, and at an assumed conversion price of $0.05695 per share, the notes would have been convertible into 19,315,189 shares of our common stock. The number of shares issuable on conversion of the notes could prove to be significantly higher in the event of a decrease in the closing bid price of our common stock. We would be required to issue additional shares of common stock to the investors if our closing bid price does not equal or exceed $2.374 for 10 consecutive trading days during the 180 days after the effective date of this registration statement. The number of shares we would have to issue would be at least 139,021 but could be significantly higher if our five-day average closing bid price at the end of such period is significantly less than $1.5825 per share. Our stockholders could experience significant dilution if we are required to issue a large number of additional shares to the investors under these arrangements.
See "Subsequent Events -- Financing."

OUR COMMITMENT TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE MAY CAUSE OUR STOCK PRICE TO FALL. We have reserved a significant number of shares of our common stock for future issuance as described in the preceding risk factor. The issuance of the shares of common stock which have been reserved for future issuance may cause then prevailing market price of our common stock to fall.

IF OUR INVESTORS ELECT TO WAIVE THE CURRENT CAP ON THEIR ABILITY TO CONVERT, THEIR CONVERSION OF CERTAIN CONVERTIBLE NOTES COULD RESULT IN A CHANGE OF CONTROL. On February 2, 2001, four investors purchased an aggregate of $1.1 million of our convertible notes. Pursuant to our agreement with these investors, each investor agreed that its respective portion of the notes would not be converted into more than 9.9% of our outstanding common stock at the time of such conversion. However, our agreement with the investors also provides that each investor may waive this 9.9% conversion limitation at any time on 75 days notice to us. In the event the investors waive this limitation, the conversion of the convertible notes into shares of our common stock could result in a change of control. In the event a change of control occurs, the investors would have the power to make decisions concerning our business and operations, including the ability to replace our management.

WE ARE CURRENTLY IN DEFAULT ON NOTES TO SES-CORP., INC. WE NEED TO RAISE ADDITIONAL CAPITAL IN ORDER TO SATISFY THIS PREEXISTING OBLIGATION. At October 10, 2001, we were in default on the payment of a note to SES-Corp., Inc. in the amount of $1 million, which bears interest at eight percent per year. In order to satisfy our obligations under this note, we will need to raise additional capital. While we hope to raise additional capital in the near future, we cannot guarantee that we will be able to do so on acceptable terms, if at all.

OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN A SIGNIFICANT AMOUNT OF OUR CURRENTLY OUTSTANDING COMMON STOCK, WHICH MEANS THEY CAN EXERCISE SIGNIFICANT INFLUENCE OVER STOCKHOLDER ACTIONS. Our directors and executive officers currently beneficially own an aggregate of 13,287,721 shares of our common stock, including options to purchase shares exercisable within 60 days of October 10, 2001. This represents approximately 24.5% of our currently outstanding common stock, taking into account the exercise of the above mentioned stock options. We may grant additional stock options or stock to our directors and executive officers in the future which could increase this concentration of ownership further. As a result, the directors and executive officers, acting together in concert, could exercise a significant influence over all matters requiring stockholder approval, including the ability to elect members of our board of directors, including themselves, and to approve or prevent us from taking significant corporate actions requiring director and/or stockholder approval. If these directors and executive officers collectively withheld their consent and approval, they could (1) have a significant impact on actions that might effect a change in control of the company, such as a merger or consolidation involving the company; or (2) discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of the company.

ADDITIONAL SALES PRACTICES IMPOSED UPON BROKER-DEALERS THAT SELL LOW-PRICED SECURITIES COULD LESSEN THE MARKET FOR OUR SECURITIES. The SEC has adopted regulations concerning low-priced securities or "penny stocks." The regulations define a penny stock to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. For transactions covered by these regulations, a broker-dealer intending to sell to persons other than established customers or accredited investors must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the sale. These additional burdens may discourage broker-dealers from effecting transactions in our securities and could limit market liquidity in our common stock and a stockholder's ability to sell in the secondary market. In addition, it is unlikely that any bank or financial institution will accept penny stock as collateral.

ITEM 7.       FINANCIAL STATEMENTS.

Our audited Consolidated Financial Statements as of and for the years ended December 31, 1999 and 2000 are included on pages F-1 through F-20 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and position of our executive officers and directors are as follows:

        NAME             AGE                      POSITION
        ----             ---                      --------

Elorian Landers          53         Chief Executive Officer and Director
Thomas McCrimmon         58         Director
Clay Border              36         Chief Development Officer, Secretary and
                                      Director

Our directors serve until the next annual meeting of our shareholders and until their respective successors are elected and qualified. Our officers serve at the pleasure of our board of directors.

ELORIAN LANDERS has served as our Chief Executive Officer and as a director of the company since December 1999. He has also served as a consultant to and director of GeeWhiz since February 1996, and as the President of GeeWhiz since October 1998. Mr. Landers holds a B.A. in Advertising from Art Center College in Pasadena, California. He also attended Texas A&M University, where he studied architecture.

THOMAS MCCRIMMON has served as a director of the company since 1987. Mr. McCrimmon was involved in merger and acquisition work, SEC and management consulting to private and public companies from 1976 through 1983 as the founder and owner of Bay Business Consultants, a business brokerage and consulting firm. Mr. McCrimmon has been the President and founder of Florida Hi-Tech Capital, Inc., Tampa, Florida, a privately held financial management consulting firm since 1984. From 1988 to 1990, Mr. McCrimmon was president of Paragon Acquisitions Group, Inc., a public company which acquired Sun Up Foods, Inc., Benton, Kentucky, a processor of citrus juice concentrate for resale to dairies nationwide. Mr. McCrimmon was President of Baystar Capital, Inc., a public shell company which merged with American Clinical Laboratories, Tampa, Florida, from 1988 to 1991. Mr. McCrimmon also serves as the President and a director of Global Assets & Services, Inc., a public shell company.

CLAY BORDER has served as our Chief Development Officer and Secretary since July 2001. He became one of our directors on October 3, 2001. From October 1999 until joining IVG, Mr. Border was Vice President of Business Development for EC Outlook, a developer of business to business software. From 1993 until early 2000, Mr. Border was employed by UBS Paine Webber, where he served as a First Vice President. While at Paine Webber, Mr. Border served as an investment advisor to corporations and high net worth individuals. Mr. Border received his Bachelors of Business Administration from the University of Texas at Austin in 1989.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

As of December 31, 2000, the company was not subject to Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10.      EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the summary of compensation paid to our named executive officers in fiscal years 1998 through 2000. The "named executive officers" are our chief executive officer, regardless of compensation, and our only other executive officer who was serving as an executive officer at December 31, 2000 and whose annual salary and bonus exceeded $100,000.

                                                                                                     LONG-TERM
                                                                                ANNUAL              COMPENSATION
                                                                             COMPENSATION              AWARDS
                                                                          -------------------    -------------------
                                                                                                     SECURITIES
                                                                                                     UNDERLYING
NAME AND PRINCIPAL POSITION                                   YEAR             SALARY ($)            OPTIONS (#)
-----------------------------------------------------     ------------    -------------------    -------------------

Elorian Landers, Chief Executive Officer and
   Director                                                  2000             $220,000                750,000
                                                             1999             $210,000                  -0-
                                                             1998                N/A                    N/A

Eden Kim, Chairman of the Board and Secretary(1)             2000             $200,000                375,000
                                                             1999             $200,000                  -0-
                                                             1998                N/A                    N/A
----------------

(1)  Mr. Kim resigned from these positions in July 2001.


EMPLOYMENT AGREEMENTS

On October 8, 2001, we entered into employment agreements with Elorian Landers, our Chief Executive Officer, and Clay Border, our Chief Development Officer. Mr. Lander's employment agreement provides for an annual base salary of $250,000 and Mr. Border's employment agreement provides for an annual base salary of $150,000. Each of the agreements also grants each of the employees a stock option giving them each the right to purchase up to 3 million shares of our common stock at an exercise price of $.028 per share. The stock options expire on October 8, 2006. The option exercise price was 70% of the closing price of the common stock on the grant date, and was determined by the Board to be equal to fair market value because the common stock underlying the option is subject to transfer restrictions under applicable securities laws. One half of the stock options vested on the date of grant and the remaining 1,500,000 shares will vest over one year at a rate of 375,000 shares per quarter. The employment agreements also provide for reimbursement of certain expenses of each of the employees, including a car allowance of $800 per month, payment of cellular phone service and a health club membership.

In addition, pursuant to their respective agreements, Mr. Landers and Mr. Border may be terminated by us at any time for "cause," as defined in the agreement. In the event Mr. Landers or Mr. Border is terminated "without cause" or leaves his employment with us for "good reason," each as defined in the agreement, then upon termination he will receive a severance payment equal to his salary for the remainder of his term of employment. If Mr. Landers or Mr. Border is terminated without cause or with good reason within one year of a "change of control," as defined in the agreement, then upon such termination he will receive a severance package equal to two times the sum of his salary at the time of his termination plus any annual bonus he would have received for such period.

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

                                   NUMBER OF         PERCENT OF TOTAL
                                  SECURITIES        OPTIONS GRANTED TO
                                  UNDERLYING           EMPLOYEES IN
           NAME                 OPTIONS GRANTED         FISCAL YEAR           EXERCISE PRICE        EXPIRATION DATE
----------------------------    ----------------    --------------------    -------------------    -------------------
Elorian Landers                      750,000                30%                   $0.25                   (1)
Eden Kim                           1,500,000                60%                   $0.25                   (1)
----------------

(1) Twenty-five percent of the options vested February 5, 2000 and 25% vest at the end of each six-month period thereafter, with each vested portion expiring three years after the date of vesting.


OPTION EXERCISES AND OPTION VALUES

The following table sets forth certain information concerning the exercise of options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of such named executive officers' unexercised options on an aggregated basis.

                                                                   NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                                                                     OPTIONS AT FY-END               AT FY-END
                              SHARES                                          (#)                        ($)(1)
                           ACQUIRED ON            VALUE          --------------------------    -----------------------
                             EXERCISE           REALIZED              UNEXERCISABLE/               UNEXERCISABLE/
        NAME                   (#)                 ($)                  EXERCISABLE                 EXERCISEABLE
-----------------------    ---------------     --------------    --------------------------    -----------------------
Elorian Landers                 N/A                 N/A               375,000/375,000            $410,175/$410,175
Eden Kim                        N/A                 N/A               750,000/750,000            $820,350/$820,350
----------------

(1) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.


COMPENSATION OF DIRECTORS

Other than being reimbursed for the expenses incurred in attending meetings of the board of directors, members of our board of directors do not receive cash compensation for their services as a director. On July 14, 2000, we granted each of our outside directors an option to purchase 300,000 shares of our common stock at an exercise price of $0.75 per share. On the date of grant, 25,000 shares vested; the remaining shares vest at the rate of 25,000 shares per quarter over three years. Each vested portion of options expires three years after the date of vesting. An outside director will forfeit any unvested options upon his ceasing to serve as a director. As of October 10, 2001, 325,000 shares were vested under these options and 400,000 were forfeited because two of the outside directors granted options ceased to serve as directors of the Company.

Thomas McCrimmon, one of our outside directors, receives a car allowance of $750 per month. Mr. McCrimmon is also covered under our healthcare plan at a level identical to our executive officers. On February 5, 2000, we granted Mr. McCrimmon an option to purchase 1,500,000 shares of our common stock at an exercise price of $0.25 per share. Twenty-five percent of the option vested on the date of grant, and 25% vests each six months thereafter. The option expires on August 5, 2004. We also paid Mr. McCrimmon $40,000 for consulting services he provided to the company in 2000. On October 8, 2001, we entered into a consulting agreement with Mr. McCrimmon, in which he agreed to provide us with consulting services in connection with the identification, analysis and evaluation of possible merger and acquisition opportunities. In consideration of Mr. McCrimmon's services, we granted him the option to purchase up to 3,000,000 shares of our common stock at an exercise price of $.028 per share. 1,500,000 shares vested on the date of grant and the remaining 1,500,000 vest over a one year period at a rate of 375,000 shares per quarter. The option exercise price was 70% of the closing price of the common stock on the grant date, and was determined by the Board to be fair market value because the common stock underlying the option is subject to transfer restrictions under applicable securities laws. The option expires on October 8, 2006.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 26, 2001, for the following: (1) each person who is known by us to own beneficially five percent or more of our outstanding common stock, (2) each of our directors and officers who beneficially own such shares and (3) our officers and directors as a group.

                                                                  SHARES OF COMMON STOCK BENEFICIALLY
                        NAME OF BENEFICIAL OWNER                                 OWNED
                                                                -----------------------------------------
                                                                    NUMBER(1)             PERCENT(2)
------------------------------------------------------------    -------------------    ------------------
Elorian Landers(3)                                                   12,436,221               20.2%
Eden Kim(4)                                                           9,205,641               14.9%
Clay Border                                                           1,517,000                2.5%
Thomas L. McCrimmon(5)                                                5,314,780                8.6%
Executive officers and directors as a group(6) (3 persons)           19,268,001               31.3%
Alpha Capital Aktiengesellschaft                                      5,342,777(7)             7.9%
AMRO International, S.A.                                              4,452,315(8)             6.7%
Markham Holdings Ltd.                                                 6,233,241(9)             9.2%
Stonestreet Limited Partnership                                     3,561,850(10)              5.5%
----------------


(1) Pursuant to Rule 13d-3 under the Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise, has or shares voting power and/or investment power as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment control within 60 days. The number of shares shown includes outstanding shares owned as of October 26, 2001, by the person indicated and shares underlying warrants and/or options owned by such person on October 26, 2001, that were exercisable within 60 days of that date.
(2) Based on 61,620,639 shares of common stock issued and outstanding as of the close of business on October 26, 2001.
(3) Includes 750,000 shares subject to options exercisable within 60 days of October 26, 2001.

(4) Includes 1,500,000 shares subject to options exercisable within 60 days of October 26, 2001. Mr. Kim's address is 10715 Orline Court, Cupertino, California 94015.
(5) Includes 1,800,000 shares subject to options exercisable within 60 days of October 26, 2001. Mr. McCrimmon's address is 3816 West Linebaugh Avenue, Suite 200, Tampa, Florida 33624.
(6) Includes 2,292,500 shares subject to options exercisable within 60 days of October 26, 2001.
(7) Includes 5,267,777 shares of common stock issuable on conversion of convertible notes at an assumed conversion price of $0.05695 per share, and 75,000 shares of common stock issuable on the exercise of immediately exercisable warrants. Alpha Capital Aktiengesellschaft's address is Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein.
(8) Includes 4,389,815 shares of common stock issuable on conversion of convertible notes at an assumed conversion price of $0.05695 per share, and 62,500 shares of common stock issuable on the exercise of immediately exercisable warrants. Amro International's address is care of Ultra Finanz, Grossmuensterplatz 6, Zurich, Switzerland CH8022.
(9) Includes 6,145,741 shares of common stock issuable on conversion of convertible notes at an assumed conversion price of $0.05695 per share, and 87,500 shares of common stock issuable on the exercise of immediately exercisable warrants. Markham Holdings Ltd.'s address is care of Mr. David Hassan, 50 Town Range, P.O. Box 472, Gibraltar.
(10) Includes 3,511,850 shares of common stock issuable on conversion of convertible notes at an assumed conversion price of $0.05695 per share, and 50,000 shares of common stock issuable on the exercise of immediately exercisable warrants. Stonestreet Limited Partnership's address is care of Carol Harrop/Michael Finkelstein, 260 Town Center Blvd., Suite 201, Markham, ON, L3R 8H8.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 28, 2000, we acquired approximately 88.5% of the outstanding common stock of Swan Magnetics, Inc. Eden Kim, the beneficial owner of 17.3% of our common stock and, until July 1, 2001, our Chairman of the Board and Secretary, is the Chairman of the Board and Chief Executive Officer of Swan Magnetics. Prior to the acquisition of our majority interest in Swan, we issued a secured convertible promissory note in the original principal amount of $1,000,000 to Swan Magnetics in connection with a loan by Swan Magnetics to us. Following the acquisition of our majority interest in Swan Magnetics, we borrowed additional funds from Swan Magnetics on several occasions, some of which were evidenced by promissory notes. These borrowings are secured by all of the capital stock and holdings of the company in any other entity, collateral and equipment, accounts receivable and other intangibles and intellectual property of the company as evidenced by a Security Agreement, dated July 18, 2000, between Swan Magnetics and the company. In August 2001, all prior notes and advances from Swan Magnetics, and an additional loan of $150,000, were memorialized in a new note in the principal amount of $2,843,017.33. This note is due on August 1, 2003, bears interest at 8% per year, and is subject to the July 18, 2000 Security Agreement. Up to $1,000,000 of the principal on the note is convertible into our common stock at a price of $2.00 per share.

In August 2001, we entered into a Voting Agreement with Swan Magnetics, pursuant to which we agreed to amend the bylaws of Swan to provide:

         o        for a four person board of directors,

         o that the affirmative vote of three directors is required to approve any board action,

         o that a 95% shareholder vote or a board action is required to amend the bylaws, and

         o that the CEO could take certain actions without board approval.

We further agreed to vote all shares of stock of Swan Magnetics we own in favor of two directors nominated by us, the CEO of Swan Magnetics, and one person nominated by the CEO of Swan Magnetics. We agreed to cause our nominees to the Swan board to approve an employment agreement with Eden Kim as CEO of Swan Magnetics.

In August 2001, we also entered into a Settlement and General Release Agreement with Swan Magnetics, pursuant to which we agreed to enter into the note and Voting Agreement described above. We also agreed to a mutual release of claims with Swan Magnetics. Until February 2002, we agreed to permit any former Swan Magnetics shareholder who received IVG common stock or warrants in the transactions through which IVG acquired its interest in Swan Magnetics to exchange his IVG shares and warrants for Swan shares. We also agreed to use our best efforts to register the common stock underlying the warrants issued to the former Swan Magnetics shareholders in the above-referenced transactions. On October 23, 2001, we received requests on behalf of eleven former Swan Magnetics shareholders to exchange their IVG shares and warrants for Swan Magnetics shares held by us. We requested further documentation from the requesting parties (including evidence of their authority to act for the shareholders listed in the request letters and surrender of their IVG stock certificates and warrant certificates). If all of the shareholders listed in the request letters exchange all of their IVG shares and warrants, our outstanding shares would be reduced by approximately 6.2 million shares, and our ownership of Swan Magnetics common stock would be reduced from approximately 88.5% to approximately 33.3%.

We paid Thomas McCrimmon, one of our outside directors, $40,000 for consulting services provided to the company in 2000.

During 2000, Elorian Landers, our Chief Executive Officer and a director, advanced us an aggregate of $160,000, of which $93,000 has been repaid to date. These advances bear interest at six percent per year.

In September 2001, Mr. Landers and Mr. McCrimmon pledged 3 million and 218,000 shares of our common stock, respectively, to a collateral agent for investors that purchased an aggregate of $1.1 million of our convertible notes due 2003. These stock pledges, and similar pledges of an aggregate of 1.785 million shares by four other shareholders, secure our obligations under financing agreements with the investors. See "Management's Discussion and Analysis -- Subsequent Events -- Financing." In consideration of these stock pledges, which led the investors to waive an event of default and penalties under the notes, we entered into a Common Stock Issuance Agreement with each of these shareholders. Under this agreement, the shareholders agreed to pledge their shares as collateral for the notes, and we agreed to issue to each shareholder a number of shares of our common stock equal to 46% of the shares pledged by such shareholder. We also agreed to issue shares to each shareholder in the future equal to the number of his pledged shares that are foreclosed upon by the investors, if any.

On October 8, 2001, we entered into employment agreements with Elorian Landers and Clay Border, see "Employment Agreements" and a consulting agreement with Tom McCrimmon, one of our directors. See "Compensation of Directors."

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits
---      --------

 EXHIBIT NO.                    TITLE
 -----------                    -----

2.1(1)          Agreement and Plan of Reorganization between GeeWhizUSA.com,
                Inc. and the company
2.2(2)          Agreement and Plan of Exchange between Swan Magnetics, Inc. and the company
2.3(3)          Agreement and Plan of Exchange, dated June 28, 2000, between
                Swan Magnetics, Inc. and the company
2.4(4)          Amended and Restated Agreement and Plan of Exchange, dated June
                28, 2000, among Swan Magnetics, Inc., certain stockholders of
                Swan Magnetics, Inc. and the company
2.5(5)          Form of Warrant Certificate issued to former stockholders of
                Swan Magnetics, Inc.
2.6(5)          Reorganization Agreement and Plan of Exchange, dated July 15,
                2000, among CyberCoupons.com, Inc., certain stockholders of
                CyberCoupons.com, Inc. and the company
2.7(6)          Amended and Restated Asset Purchase Agreement and Agreement and
                Plan of Merger, dated March 31, 2001, among SES Acquisition
                2001, Inc., Cheyenne Management Company, Inc., SES-Corp., Inc.,
                certain other persons and the company
2.8(7)          Agreement, dated as of August 8, 2001 among the company, Dennis
                Lambka and Ronald Bray
2.9(11)         Asset and Stock Purchase Agreement, dated October 24, 2001, by and among GMS Acquisition LLC, Group Management Services, Inc.,
                E. Michael Kahoe, James Kahoe and the company
3.1(5)          Certificate of Incorporation
3.2(5)          Bylaws
4.1(5)          Specimen Certificate of Common Stock
4.2(8)          2000 Omnibus Securities Plan
10.1(5)         Office Lease between G.P.I. Development, Ltd. and the company
10.2(5)         Lease Agreement, dated December 2, 1997, between Southwest
                Beltway Limited Partnership and Fyrglas, Inc.
10.3(5)         Inventory Credit Line Agreement, effective as of January 22,
                2001, between Swan Magnetics, Inc. and the company
10.4(5)         Security Agreement, dated July 18, 2000, between Swan Magnetics,
                Inc. and the company
10.5(5)         Secured Convertible Promissory Note issued by the company to
                Swan Magnetics, Inc. on July 18, 2000
10.6(5)         Secured Promissory Note issued by the company to Swan Magnetics,
                Inc. on October 31, 2000
10.7(5)         Secured Promissory Note issued by the company to Swan Magnetics,
                Inc. on December 12, 2000
10.8(5)         Subscription Agreement, dated February 2, 2001, among Alpha
                Capital Aktiengesellschaft, AMRO International, S.A., Markham
                Holdings Ltd., Stonestreet Limited Partnership and the company
10.9(5)         Form of Convertible Note issued by the company to Alpha Capital
                Aktiengesellschaft, AMRO International, S.A., Markham Holdings
                Ltd. and Stonestreet Limited Partnership on February 2, 2001
10.10(5)        Form of Common Stock Purchase Warrant issued by the company to
                Alpha Capital Aktiengesellschaft, AMRO International, S.A.,
                Markham Holdings Ltd. and Stonestreet Limited Partnership on
                February 2, 2001

10.11(5)        Research and Development Agreement, dated November 15, 2000, between iTVr, Inc. and Swan Magnetics, Inc.
10.12(5)        Promissory Note issued by the company to SES-Corp., Inc. on
                March 30, 2001
10.13(10)       Warrant, dated April 30, 2001, issued by the company to Union
                Atlantic Capital, L.C.
10.14(9)        Secured Promissory Note issued by the company to Swan Magnetics,
                Inc. on August 1, 2001
10.15(9)        Voting Agreement, dated August 1, 2000, between the company and
                Swan Magnetics, Inc.
10.16(9)        Settlement Agreement and General Release, dated August 1, 2000, between the company and Swan Magnetics, Inc.
10.17(9)        Security Agreement, dated September 10, 2001, among Alpha
                Capital Aktiengesellschaft, AMRO International, S.A., Markham
                Holdings, Ltd., Stonestreet Limited Partnership, the Collateral
                Agent (as defined therein), the Shareholders (as defined
                therein) and the company
10.18(9)        Common Stock Issuance Agreement, dated September 10, 2001, among the company and the Shareholders (as defined therein)
10.19(11)       Employment Agreement, effective as of October 8, 2001, by and between Elorian Landers and the company
10.20(11)       Employment Agreement, effective as of October 8, 2001, by and between Clay Border and the company
10.21(11)       Consulting Agreement, effective as of October 8, 2001, by and between Thomas L. McCrimmon and the company
21.1(11)        Subsidiaries
23.1(11)        Consent of Wrinkle, Gardner and Company, P.C.
----------------

(1) Incorporated by reference from the company's Current Report on Form 8-K dated April 14, 2000, as filed with the SEC on April 17, 2000.

(2) Incorporated by reference from the company's Current Report on Form 8-K dated July 10, 2000, as filed with the SEC on July 11, 2000.

(3) Incorporated by reference from the company's Current Report on Form 8-K/A dated July 17, 2000, as filed with the SEC on July 18, 2000.

(4) Incorporated by reference from the company's Current Report on Form 8-K dated September 28, 2000, as filed with the SEC on October 13, 2000.

(5) Incorporated by reference from the company's Annual Report on Form 10-KSB, as filed with the SEC on April 18, 2001.

(6) Incorporated by reference from the company's Current Report on Form 8-K dated April 1, 2001, as filed with the SEC on April 16, 2001.

(7) Incorporated by reference from the company's Current Report on Form 8-K dated August 30, 2001.

(8) Incorporated by reference from the company's Registration Statement on Form S-8, SEC File No. 333-48792, as filed with the SEC on October 27, 2000.

(9) Incorporated by reference from the company's Registration Statement on Form SB-2/A dated October 10, 2001.

(10) Incorporated by reference from the company's Registration Statement on Form SB-2 dated May 2, 2001.

(11)     Filed herewith.


(b)      Reports on Form 8-K
---      -------------------

The company filed a Current Report on Form 8-K on October 13, 2000, which reported that we had entered into an Amended and Restated Agreement and Plan of Exchange with Swan Magnetics, Inc. and certain of its stockholders.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IVG CORP.


Date:    November 8, 2001                 By:  /s/ Elorian Landers
                                               ---------------------------------
                                               Elorian Landers, Chief Executive
                                               Officer and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Elorian Landers                                          November 8, 2001
-----------------------------------------------------
Elorian Landers, Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial
Officer and Principal Accounting Officer)

/s/ Thomas McCrimmon                                         November 8, 2001
-----------------------------------------------------
Thomas McCrimmon, Director


/s/ Clay Border                                              November 8, 2001
-----------------------------------------------------
Clay Border, Chief Development Officer and Director

                              FINANCIAL STATEMENTS
                                    IVG CORP.

                          INDEX TO FINANCIAL STATEMENTS

For the years ended December 31, 2000 and 1999

Independent Auditors' Report................................................F-2
Consolidated Balance Sheet..................................................F-3
Consolidated Statements of Operations.......................................F-4
Consolidated Statements of Changes in Stockholders' Equity..................F-5
Consolidated Statements of Cash Flows.......................................F-6
Notes to Consolidated Financial Statements..................................F-7

                          INDEPENDENT AUDITORS' REPORT


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


/s/ Wrinkle, Gardner & Company, P.C.
Friendswood, Texas
April 12, 2001

                                    IVG CORP.
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2000


ASSETS
CURRENT ASSETS:
         Cash                                                      $  2,886,710
         Restricted Cash                                              1,500,000
         Accounts receivable - net                                       27,034
         Inventory                                                       77,939
         Notes receivable                                               148,200
                                                                   -------------
              Total current assets                                    4,639,883
                                                                   -------------

PROPERTY AND EQUIPMENT - NET                                             44,541

OTHER ASSETS - NET                                                      494,139
                                                                   -------------
         Total assets                                              $  5,178,563
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable and accrued expenses                     $  1,278,038
         Notes payable                                                2,679,896
                                                                   -------------
              Total current liabilities                               3,957,934

MINORITY INTEREST                                                    (2,209,725)

STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT:
         Common Stock, par value $.0001, 300,000,000 shares
              authorized, 44,073,197 issued and outstanding               4,407
         Additional paid-in capital                                  26,666,825
         Accumulated deficit                                        (23,240,878)
                                                                   -------------
              Total stockholders' equity                              3,430,354
                                                                   -------------
                                                                   $  5,178,563
                                                                   =============

   The accompanying notes are an integral part of these financial statements.

                                    IVG CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                      2000              1999
                                                  -------------    -------------
REVENUES:
         Sales                                    $    396,300     $    402,422

COST OF GOODS SOLD:                                    298,742          181,303
                                                  -------------    -------------
GROSS PROFIT                                            97,558          221,119
                                                  -------------    -------------

OPERATING EXPENSES:
         General and administrative                  5,443,807          575,268
         Purchased in-process technology            18,039,591                -
         Depreciation expense                           28,271                -
         Interest expense                               58,716                -
                                                  -------------    -------------
              Total operating expenses              23,570,385          575,268
                                                  -------------    -------------

OTHER INCOME:
         Interest income                               108,789           62,318
         Gain on sale of equipment                       8,000                -

MINORITY INTEREST                                   (2,209,725)               -
                                                  -------------    -------------
NET (LOSS)                                        $(21,146,313)    $   (291,831)
                                                  =============    =============

Basic and fully diluted net loss per share        $       (.57)    $       (.05)

Weighted average number of common shares
     outstanding for basic and diluted net
     loss per common share                          37,305,300        6,288,554

   The accompanying notes are an integral part of these financial statements.

                                                         IVG CORP.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                             COMMON STOCK
                                   --------------------------------       ADDITIONAL
                                     NUMBER OF                              PAID-IN         ACCUMULATED
                                      SHARES              AMOUNT            CAPITAL           DEFICIT             TOTAL
                                   -------------      -------------      -------------     -------------      -------------
Balance,                              4,000,000       $        400       $  1,712,124      $ (1,802,734)      $    (90,210)
     December 31, 1998
Acquisition of subsidiary            26,537,402              2,654            256,911                 -            259,565
Net loss                                      -                  -                  -          (291,831)          (291,831)
                                   -------------      -------------      -------------     -------------      -------------
Balance,                             30,537,402              3,054          1,969,035        (2,094,565)          (122,476)
     December 31, 1999
Shares issued for services            2,414,200                241          3,005,992                 -          3,006,233
Shares issued in acquisitions        20,000,000              2,000         21,185,859                 -         21,187,859
Shares exchanged for warrants        (9,091,855)              (909)                 -                 -               (909)
Shares issued for cash                  213,450                 21            434,079                 -            434,100
Warrants issued for services                  -                  -             71,860                 -             71,860
Net loss                                      -                  -                  -       (21,146,313)       (21,146,313)
                                   -------------      -------------      -------------     -------------      -------------
Balance,                             44,073,197       $      4,407       $ 26,666,825      $(23,240,878)      $  3,430,354
     December 31, 2000

                         The accompanying notes are an integral part of these financial statements.

                                                            F-5

                                        IVG CORP.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                 2000            1999
                                                            -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net (loss)                                         $(21,146,313)   $   (291,831)
         Adjustments to reconcile net (loss) to net cash
              (used in) operating activities:
              Minority interest                               (2,209,725)              -
              Depreciation                                        28,271          21,473
              Amortization                                        12,650          37,450
              Purchased in process technology                 18,039,591               -
              Stock based compensation                         3,078,093               -
         Changes in operating assets & liabilities:
              Accounts receivable                                (12,889)         12,232
              Inventory                                            1,649           8,916
              Other assets                                      (217,467)              -
              Accounts payable and accrued expenses            1,334,132         (42,809)
                                                            -------------   -------------
Net cash (used in) operating activities                       (1,092,008)       (254,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Cash acquired through purchase of subsidiary          5,404,338         259,565
         Purchase of equipment                                   (13,266)         (2,726)
         Notes receivable                                       (148,200)              -
                                                            -------------   -------------
Net cash provided by (used in ) investing activities           5,242,872         256,839

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from stock issuance                            434,100               -
         Proceeds from notes payable                              49,785         121,261
         Payments on notes payable                              (254,045)       (117,525)
         Restricted cash                                      (1,500,000)              -
                                                            -------------   -------------
Net cash provided by (used in) financing activities           (1,270,160)          3,736
                                                            -------------   -------------
         Increase (decrease) in cash and cash equivalents      2,880,704           6,006

Cash and cash equivalents - beginning of year                      6,006               -
                                                            -------------   -------------
Cash and cash equivalents - end of year                     $  2,886,710    $      6,006
                                                            =============   =============

Supplemental cash flow information:
         Cash paid for interest                             $     60,000    $      3,562
                                                            =============   =============

        The accompanying notes are an integral part of these financial statements.

                                           F-6

                                    IVG CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1 - ORGANIZATION AND PRESENTATION

         On March 9, 2001, IVG Corp. (the Company) changed its name from Internet Venture Group, Inc. to IVG Corp. and its state of incorporation from Florida to Delaware. The name change and reincorporation were accomplished by merging Internet Venture Group, Inc., a Florida corporation, into IVG Corp., a Delaware corporation formed for the purpose of these transactions. Each issued and outstanding share of common stock of Internet Venture Group, Inc. was automatically converted in the merger into one share of common stock of IVG Corp. The Company was incorporated in the state of Florida on March 19, 1987 under the name Sci Tech Ventures, Inc. and changed its name to Strategic Ventures, Inc. in May 1991. On October 18, 1999, Strategic Ventures, Inc. changed its name to Internet Venture Group, Inc. Effective December 31, 1999, the Company acquired all issued and outstanding shares of GeeWhiz.com, Inc. (a Texas Corporation) for 26,537,402 shares of the Company's stock by the purchase method. For accounting purposes, the acquisition was treated as a reverse acquisition (a recapitalization of GeeWhiz.com), with GeeWhiz.com, Inc. as the acquirer and Strategic Ventures, Inc. as the acquiree. The acquisition qualified as a reverse acquisition because the officers and directors of GeeWhiz.com assumed management control of the resulting entity and the value and ownership interest received by current GeeWhiz.com, Inc. stockholders exceeded that received by Strategic Ventures, Inc. The financial statements for periods prior to December 31, 1999 are those of GeeWhiz.com retroactively restated for the equivalent number of shares received in the acquisition with the accumulated deficit of GeeWhiz.com being carried forward after the acquisition.

         On September 28, 2000, the Company acquired ownership of approximately 88.5% of the issued and outstanding common stock of Swan Magnetics, Inc. (a California corporation), for shares of the Company's stock. The transaction was accounted for under the purchase method. See Note 11. The Company is a Sugar Land, Texas-based company that acquires and enhances revenue-generating companies with a compelling business model, technology and/or proprietary service. The Company provides a value-added corporate structure intended to enable its portfolio companies to quickly leverage their expertise and deploy their business strategy by utilizing the management, financial and corporate resources of the Company.

         The primary business of GeeWhiz.com, which now operates as a division of the Company, is the development, acquisition, marketing and distribution of proprietary products as specialty products and items for the worldwide gift, novelty and souvenir industries. Swan Magnetics, Inc., which operates as a majority-owned subsidiary of the Company, is involved in the development of a proprietary ultra-high capacity, floppy disk drive technology and currently has no revenue generating operations.

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

         Revenue Recognition
         -------------------

         Product Sales are sales of on-line products and specialty items. Revenue is recognized at the time products are shipped, as this is the point at which customers are liable to the Company for products ordered. The customer may return items if they are found to be defective. Returns are usually minimal.

         In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 explains how the SEC staff applies by analogy the existing rules on revenue recognition to other transactions not covered by such rules. In March 2000, the SEC issued SAB 101A that delayed the original effective date of SAB 101 until the second quarter of 2000 for calendar year companies. In June 2000, the SEC issued SAB 101B that further delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption did not have a material impact on its financial statements.

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

         Recent Accounting Pronouncements
         --------------------------------

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Investments and Hedging Activities. SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements.

         Segment Information
         -------------------

         In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", Swan is deemed to be a segment of the Company. Accordingly, the following segment disclosures are made:

                                                                       YEAR ENDED DECEMBER 31,
                                                                          2000          1999
                                                                     ------------   ------------
         Revenues
             Swan                                                    $         -    $         -

         Reconciling items
             Other corporate revenues                                    396,300        402,422
                                                                     ------------   ------------
         Total consolidated revenues                                 $   396,300    $   402,422
                                                                     ============   ============

         Depreciation and amortization expense
             Swan                                                    $         -    $         -

         Reconciling items
             Other corporate depreciation and amortization expense   $    28,271    $         -
         Total depreciation and amortization expense                 $    28,271    $         -
                                                                     ============   ============

         Interest income and (expense)
             Swan                                                    $   108,789    $    62,318
             Swan                                                        (55,000)             -

         Reconciling items
             Other corporate interest income and (expense)                (3,716)             -
                                                                     ------------   ------------
         Total interest income and (expense)                         $    50,073    $    62,318
                                                                     ============   ============

         Segment assets
             Cash                                                    $ 2,598,270    $     1,800
             Restricted cash                                           1,500,000              -
             Loan to IVG Corp.                                         1,850,000              -
             Other assets                                                227,956              -
                                                                     ------------   ------------
         Total segment assets                                          6,226,226          1,800

         Reconciling items
             Corporate assets                                            802,337        448,607
             Intersegment loans                                       (1,850,000)             -
                                                                     ------------   ------------
         Total consolidated assets                                   $ 5,178,563    $   450,407
                                                                     ============   ============

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                 December 31, 2000
                                                 -----------------
         Manufacturing equipment                    $ 108,556
         Furniture and equipment                       31,431
                                                    ----------
                                                      139,987
         Less accumulated depreciation                (95,446)
                                                    ----------
                                                    $  44,541
                                                    ==========

NOTE 4 - OTHER ASSETS

         At December 31, 2000, other assets consisted of the following:

                                                   Historical         Accumulated             Book
                                                      Cost            Amortization            Value
                                                 --------------      --------------      ---------------
         Licensing, patents, trademarks          $     364,846       $     103,184       $      261,662
         Other assets
         (deposits, cash surrender
              value of officers' life insurance)       232,477                   -              232,477
                                                 --------------      --------------      ---------------
                                                 $     597,323       $     103,184       $      494,139
                                                 ==============      ==============      ===============

NOTE 5 - NOTES PAYABLE

         Notes payable consisted of the following:

                                                                                                        December 31,
                                                                                                            2000
                                                                                                       --------------
         Borrowings against a $50,000 line-of-credit agreement with a financial institution            $      49,785
           collateralized by a general security agreement covering substantially all assets of the Company; the note bears interest at two points above the bank's prime rate (8.25%
           at December 31, 1999 and 11.0% at December 31, 2000); the note is payable on demand;
           however if no demand is made it matures April 2001
         Note payable to an individual stockholder, interest at 8.0%, payable in full on demand              100,111
         Notes payable to individual stockholders, interest at 10.5%, payable on demand                       30,000
         Note payable to a company, interest at 10%, payable on demand                                     1,000,000
         Note payable to a company, interest at 8%, due on demand, secured by cash in bank                 1,500,000
                                                                                                       --------------
                                                                                                       $   2,679,896
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

         Deferred income taxes reflect the net tax affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

                                                                 December 31,
                                                                     2000
                                                               ----------------
         Deferred tax assets
            Net operating loss carryforwards                   $    23,240,878
            Valuation allowance for deferred tax assets            (23,240,878)
                                                               ----------------
         Net deferred tax assets                               $             -
                                                               ================

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Company had net operating loss carryforwards for federal income tax purposes of approximately $23,240,878 and $2,094,565 as of December 31, 2000 and 1999, respectively. These carryforwards, if not utilized to offset taxable income begin to expire in 2003. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

         Warrants
         --------

         There are outstanding common stock warrants attached to Series D and Series G preferred stock. The Series D preferred stock warrants give the warrant holder the right to purchase one share of Swan common stock at $0.83 per share. The Series G preferred stock warrants give the warrant holder the right to purchase shares of Swan common stock. The Series D warrants expire in 2001 and the Series G warrants expire in 2006.

         Voting Rights
         -------------

         Each holder of Series B, D, and G preferred stock is entitled to vote on matters presented to the common stockholders of Swan as if the holder had converted such shares of preferred stock into common stock. In addition, the Series G preferred stockholders also have the right to elect one director to the Swan Board of Directors.

NOTE 8 - STOCK COMPENSATION PLANS

         Stock Option Plan
         -----------------

         The Company has granted options to purchase shares of common stock to employees, directors, consultants, and investors at prices as determined by the Board of Directors, at date of grant. A summary of Company's stock options granted is presented below:

                                                          Weighted-Average
                                         Number of       Exercise Price per
                                           Shares              Share
                                        -------------    -------------------
         Balance, December 31, 1998        3,235,500           $  .13
         Granted                           4,370,625           $  .69
         Exercised                                 -           $    -
         Canceled                           (292,500)          $  .14
                                        -------------    -------------------
         Balance, December 31, 1999        7,313,625           $  .47
         Granted                           4,375,000           $  .27
         Exercised                                 -           $    -
         Canceled                                  -           $    -
                                        -------------    -------------------
         Balance, December 31, 2000       11,688,625           $  .39

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

         The following summary presents information with regard to the securities issued under the 2000 Plan as of December 31, 2000:

         Balance, December 31, 2000              Number of Shares
         --------------------------              ----------------
         Unrestricted stock awards:                 1,080,200
         Restricted stock awards:                     239,500

         Shares available under the 2000 Plan as of December 31, 2000 totaled 8,680,300. In accordance with APB 25, non-cash stock-based compensation expense of $1,592,450 has been recognized in the accompanying statements of operations for the year ended December 31, 2000 related to these stock awards. An equal amount has been recognized in shareholders' equity.

         Non-Employee Directors Stock Option Plan
         ----------------------------------------

         The Non-Employee Directors Stock Option Plan adopted in July 2000 permitted the issuance of up to 900,000 shares of common stock to directors who are not employees of IVG. Under the plan, options to purchase 100,000 shares of common stock at the fair market value on the date of grant are granted to each non-employee director annually. As of December 31, 2000, options for 300,000 shares had been granted to three non-employee directors under this plan, of which 150,000 shares are available for exercise. The exercise price of these options is $.75 per share. The exercise price was deemed fair value by the Company's Board of Directors due to the uncertain public market for the shares, the vesting schedule of the shares and the restricted nature of the shares issuable upon exercise of the option.

         On February 5, 2000, an option to purchase 75,000 shares of common stock was granted to a member of the Board of Advisors as consideration for additional services he rendered to the Company. The option has an exercise price of $.25 per share. On the date of grant, 100% of the shares were vested. The option expires August 5, 2004. Compensation expense was not recorded because the stock was not trading on the date of grant. The exercise price was deemed fair value by the Company's Board of Directors in light of the lack of public market for the shares, the vesting schedule of the shares and the restricted nature of the shares issuable upon exercise of the option.

         Accounting Issues Relating to All Stock Compensation Plans
         ----------------------------------------------------------

         The company accounts for these plans under APB Opinion No. 25 and related interpretations. Had compensation cost for these plans been determined using the fair value method of SFAS No. 123, pro forma net earnings and diluted earnings per share would have been $(35,215,000) and $(.94), respectively.

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

NOTE 10 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with U. S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred substantial operating losses. As shown in the financial statements, the Company incurred net losses of $3,106,722, excluding purchased in-process technology of $18,039,591, on gross sales of $396,300 for the year ended December 31, 2000. These factors indicate there is substantial doubt about the Company's ability to continue as a going concern. The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

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

NOTE 11 - ACQUISITION OF SUBSIDIARY

         On September 28, 2000, the Company acquired ownership of approximately 88.5% of the common stock of Swan Magnetics, Inc. Swan is a hardware development company specializing in ultra high capacity floppy disk drives and media. As part of a two step purchase transaction, the Company exchanged 20,000,000 shares of restricted common stock for approximately 88.5% of the outstanding common shares of Swan. These shares were valued at $19,005,000 based upon the market value of shares issued, discounted for restrictions. The Company then offered, to those stockholders, an exchange of restricted common stock for warrants to purchase common stock at an exercise price equal to the market value on September 28, 2000, or $1.75. The warrants expire August 1, 2004. Stockholders exchanged an aggregate of 9,091,793 shares of restricted common stock of the Company for common stock warrants. The fair value of the common stock warrants was estimated on September 28, 2000 using the Black-Schoales option-pricing model with the following weighted-average assumption on stock warrants issued: an expected life of 18 months, expected volatility of 90%, and a dividend yield of 0%. This transaction adjusted the purchase price to approximately $21,188,000. The acquisition was accounted for using the purchase method. The assets and liabilities of Swan were recorded at fair market value, which approximates net book value on the date of acquisition. Upon consummation of the Swan acquisition, the Company expensed $18,040,000 representing purchased in-process technology that had not reached technological feasibility and had no alternative future use. The Company's statement of income includes the income and expenses of Swan for the three months ended December 31, 2000, in accordance with the purchase method of accounting.

         Prior to the acquisition of its majority interest in Swan, the company issued a secured convertible promissory note in the original principal amount of $1,000,000 to Swan in connection with a loan by Swan to the company. Following the acquisition of its majority interest in Swan, the company borrowed additional funds from Swan on several occasions, some of which were evidenced by promissory notes. These borrowings are secured by all of the capital stock and holdings of the company in any other entity, collateral and equipment, accounts receivable and other intangibles and intellectual property of the company as evidenced by a Security Agreement, dated July 18, 2000, between Swan and the company. In August 2001, all prior notes and advances from Swan, and an additional loan of $150,000, were memorialized in a new note in the principal amount of $2,843,017.33. This note is due on August 1, 2003, and bears interest at 8% per year, and is subject to the July 18, 2000 Security Agreement. Up to $1,000,000 of the principal on the note is convertible into the company's common stock at a price of $2.00 per share.

         These loans did not affect the terms of the Swan acquisition.

         In 1996, Swan entered into a joint development agreement with a Japanese company and in 1997 entered into a letter of intent for a joint venture with a U.S. company. In the subsequent months, the Japanese company began to assert that it had rights to the technology that was being developed and filed a lawsuit against Swan in December 1998 in an attempt to gain exclusive rights to the technology. As a result of this activity, it became impossible for Swan to complete and commercialize the technology, and in late 1998, Swan ceased normal operations. In May 1999, the Board of Directors formally suspended its remaining activities except for two contractors who remained to preserve Swan's technology and maintain corporate records.

         As a result of this litigation, effective April 12, 2000, Swan entered into a Settlement Agreement and Release with the Japanese company that resulted in a payment by the Japanese company of $25 million, termination of the joint development agreement, release of all obligations between Swan and the Japanese company and surrender of the Series F preferred stock that had been acquired by the Japanese company. In addition, Swan granted to the Japanese company a worldwide, non-transferable, fully paid-up, royalty-free (except as provided for under the agreement), nonexclusive license under Swan's rights in and to all technology owned by Swan as of April 12, 2000 to develop, make, have made, use, import, market, sell, offer to sell and distribute high-capacity flexible-media magnetic storage drives, media and components using the technology. The Japanese company also granted to Swan a similar license for any technology that it owned related to specific products. Royalty payments are required by the Japanese company for any products shipped by them prior to April 14, 2001. No amounts have been received to date.

         The pro forma unaudited results of operations for the years ended December 31, 2000 and 1999, assuming the purchase of Swan had been consummated as of January 1, 1999, follows:

                                                       2000            1999
                                                   -------------   -------------
         Revenues                                       396,300         402,422
         Lawsuit settlements                         17,409,277               0
         Net income (loss)                           15,983,376     (19,698,236)
         Net income (loss) per common share:
             Basic                                         0.39           (0.49)
             Diluted                                       0.36           (0.49)

NOTE 12 - SUBSEQUENT EVENTS - ACQUISITIONS

         SES-CORP, INC./CHEYENNE MANAGEMENT COMPANY, INC. On April 1, 2001, the Company acquired SES-Corp., Inc., a Delaware corporation, pursuant to an Amended and Restated Asset Purchase Agreement and Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 30, 2001, by and among the Company, SES, Cheyenne Management Company, Inc., a Michigan corporation, SES Acquisition 2001, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Sub"), and Dennis Lambka and Ronald Bray, shareholders of SES (the "Shareholders"). Under the terms of the Merger Agreement, Sub merged with and into SES and SES became a wholly-owned subsidiary of the Company (the "Merger"). The shares of SES common stock outstanding immediately prior to the effective time of the merger were converted into the right to receive 11,819,22 shares of the Company's common stock. Ten million shares of the Company's common stock were to be placed in an escrow account (the "Escrow Shares") to secure certain indemnification obligations set forth in the Merger Agreement.

         On August 8, 2001, the Company entered into a share exchange agreement with the Shareholders (the "Share Exchange Agreement"), in which the Company disposed of SES by exchanging all of the issued and outstanding shares of SES for the Escrow Shares. As a result, the Company received 100% of the Escrow Shares and the Shareholders received 100% of SES. The Shareholders also released the Company from any obligations to issue additional shares of the Company to the Shareholders under the Merger Agreement. Pursuant to the terms of the Share Exchange Agreement, the Shareholders each retained 909,631 shares of the Company's Common Stock issued to them under the Merger Agreement.

         The cost of the acquisition and subsequent disposition of SES was approximately $522,000. Additionally, the Company recorded stock based compensation expense of approximately $2,300,000, related to the approximately 1,800,000 shares of stock currently held by the former shareholders of SES. While no claims against the Company are pending or threatened related to its former ownership of SES, in the future the Company could incur additional expenses related to such claims.

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

         CyberCoupons was formed to be an Internet source for consumers to obtain on-line-printable manufacturer coupons for grocery, household and beauty products. The company is presently dormant.

         ITVR. In November 2000, Swan entered into a Research and Development Agreement with iTVr, Inc. to further develop technology intended to record, play back and time-shift certain broadband electronic transmission events such as live television, video email, and music videos. The initial development fee of $250,000 was paid and expensed in 2000. The agreement required iTVr to provide certain deliverables prior to December 31, 2000 and, upon completion of an evaluation of those deliverables, to determine whether to provide additional funding. As a result of this evaluation, an additional development fee of $500,000 was made to iTVr in January 2001. The agreement also requires Swan to use its best efforts to pursue additional financing for iTVr of up to $2 million. The initial funding of $250,000 was convertible into 2 million shares of common stock of iTVR within 60 days of the completion of the initial development phase. In addition, The initial development fee of $500,000 was convertible into $1 million shares of common stock of iTVR and a cashless warrant to acquire an additional 1 million shares of common stock at no additional cost if an additional investment of at least $2 million is arranged for by Swan. Swan exercised its conversion rights related to the $750,000 funding and received 3 million shares of common stock of iTVr in February 2001. This represents a 46% ownership in iTVr. The additional $2 million financing, if acquired, will also be convertible into 2.5 million shares of common stock of iTVr by the lender.

         iTVr has developed a high performance, multi-function, low cost personal video recorder for a variety of applications including time shift television recording, digital imaging and manipulation, distance education, HDTV, karaoke, video conferencing, music videos, video emails and home gateway applications.

         iTVr's business model is to provide cost effective multi-function solutions at affordable prices without requiring ongoing service charges. iTVr expects to begin shipments of its first product in China in the fourth quarter of 2001.

         GROUP MANAGEMENT SERVICES, INC. On October 24, 2001, the Company entered into a definitive asset and stock purchase agreement to acquire 90% of Group Management Services, Inc. ("GMS"), an Ohio-based professional employer organization. Upon the closing of the asset and stock purchase agreement, GMS will become one of the Company's portfolio companies. The acquisition will be completed in a number of steps. First, GMS Acquisition LLC, a wholly owned subsidiary of the Company, will purchase certain of GMS' assets (the "Asset Purchase"). Upon completion of the Asset Purchase, GMS will distribute certain proceeds from the sales of such assets to GMS' two shareholders (the "GMS Shareholders"). Next, the GMS Shareholders will transfer 90% of the outstanding GMS common stock to the Company (the "Stock Purchase"). Lastly, GMS Acquisition LLC will contribute 100% of the assets received in the Asset Purchase back to GMS. In consideration for our purchase of 90% of GMS, the Company will issue to the GMS Shareholders three promissory notes in the amounts of (i) $250,000, (ii) $1,963,000, and
         (iii) $2,039,023.63, for total consideration of $4,252,023.63, as well as 10,000,000 shares of the Company's common stock and an option to purchase up to an additional 1,250,000 shares of our common stock. The Company's agreement with GMS also provides that if, on the first anniversary of the closing of the acquisition, the value of the 10,000,000 shares is less than $1,370,000, the Company will issue an additional number of shares to the GMS Shareholders so that the value of the shares received is at least $1,370,000.

         The closing of this acquisition, which the Company anticipates will occur in November 2001, is conditioned upon, among other things, the receipt of any necessary consents to the transaction by third parties, and GMS continuing to maintain a credit facility of at least $750,000.

NOTE 13 - SUBSEQUENT EVENTS - CONVERTIBLE NOTES

         On February 2, 2001, Alpha Capital Aktiengesellschaft, AMRO International, S.A., Markham Holdings Ltd. and Stonestreet Limited Partnership (the "investors") purchased from the company an aggregate $1,100,000 of its 6% convertible notes due 2003. The notes are secured by 5,003,000 shares of the company's common stock that has been pledged by six of its shareholders, including two of its directors.

         Until a note is paid in full, the holder of a note may convert the outstanding principal and interest due on the note into shares of the company's common stock at a conversion price equal to the lower of (1) $1.5825 and (2) 85% of the average of the three lowest closing bid prices for our common stock on the principal market on which it is trading for the 22 trading days prior to but not including the date of conversion of the note. As of October 8, 2001, and at an assumed conversion price of $0.05695 per share, the notes would have been convertible into 19,315,189 shares of the company's common stock. This number of shares could be significantly higher in the event of a decrease in the closing bid price of the company's common stock. The notes are payable on January 1, 2003.

         The company is also obligated to issue additional shares of common stock to the investors if the closing bid price of its common stock is not equal to or greater than $2.374 for 10 consecutive trading days during the 180-day period beginning on the effective date of the registration statement filed to register the shares underlying the convertible notes.

         In consideration for their investment, the company issued the investors warrants to purchase an aggregate of 275,000 shares of common stock at an exercise price of $1.647. These warrants expire on February 2, 2006. In partial consideration for serving as the company's financial advisor and private placement agent in connection with the issuance of the notes, the company issued Union Atlantic Capital, L.C. a warrant to purchase 50,000 shares of common stock at an exercise price of $1.647. This warrant expires April 30, 2005. The exercise price of $1.647 represents 120% of the average closing price of the company's common stock for the five trading days prior to February 2, 2001, the date of issuance of the notes.

         In connection with the financing, the company agreed to file a registration statement for the shares underlying the notes and warrants. The company was originally required to make the registration statement effective by June 17, 2001. The investors waived this default and penalties under the convertible notes relating to the failure to make the registration statement effective by June 17, 2001, provided that the company file an amendment to the registration statement by October 10, 2001 and cause the registration statement to be declared effective by December 10, 2001. If the registration statement is not declared effective within the required time periods or ceases to be effective for a period of time exceeding 30 days in the aggregate per year but not more than 20 consecutive calendar days, the company must pay damages equal to one percent of the principal of the notes per month for the first 30 days and two percent of the principal of the notes per month for each subsequent 30-day period. The company also must pay these damages if 120% of all shares of common stock underlying the convertible notes and warrants are not included in an effective registration statement as of and after December 10, 2001, as determined using the conversion price in effect on the effective date of the registration statement.

NOTE 14 - SUBSEQUENT EVENTS - EMPLOYMENT AGREEMENTS/CONSULTING AGREEMENT

         Employment Agreements
         ---------------------

         On October 8, 2001, the Company entered into employment agreements with Elorian Landers, its Chief Executive Officer, and Clay Border, its Chief Development Officer. Mr. Landers' employment agreement provides for an annual base salary of $250,000 and Mr. Border's employment agreement provides for an annual base salary of $150,000. Each of the agreements also grants each of the employees a stock option giving them each the right to purchase up to 3 million shares of our common stock at an exercise price of $.028 per share. The option exercise price was 70% of the closing price of the common stock on the grant date, and was determined by the Board to be fair market value because the common stock underlying the option is subject to transfer restrictions under applicable securities laws. The stock options expire on October 8, 2006. One half of the stock options vested on the date of grant and the remaining 1,500,000 shares will vest quarterly over one year at a rate of 375,000 shares per quarter. The employment agreements also provide for reimbursement of certain expenses of each of the employees, including a car allowance of $800 per month, payment of cellular phone service and a health club membership.

         Consulting Agreement
         --------------------

         On October 8, 2001, we entered into a consulting agreement with Thomas McCrimmon, in which he agreed to provide us with consulting services in connection with the identification, analysis and evaluation of possible merger and acquisition opportunities. In consideration of Mr. McCrimmon's services, we granted him the option to purchase up to 3,000,000 shares of our common stock at an exercise price of $.028 per share over a five year period. 1,500,000 shares vested on the date of grant and the remaining 1,500,000 vest over a one year period at a rate of 375,000 shares per quarter. The option exercise price was 70% of the closing price of the common stock on the grant date, and was determined by the Board to be fair market value because the common stock underlying the option is subject to transfer restrictions under applicable securities laws.

NOTE 15 - RELATED PARTY TRANSACTIONS

         The Company paid $110,918 in legal fees to a law firm owned by an outside director. The Company also issued the firm 300,000 shares of common stock in lieu of a cash retainer and director fees. These shares were valued at $75,000, which the board determined was the fair market value of the shares.

         The Company paid $55,000 to two related parties, one an outside director and one a current employee. These payments were for consulting services.

         The Company granted a member of the board of advisors an option to purchase 75,000 shares of common stock as consideration for services rendered to the Company. The option has an exercise price of $0.25 and expires on August 5, 2004. On the grant date, February 5, 2000, 25% of the shares vested. The remaining shares vest at the rate of 25% each six months thereafter. The Company's Board of Directors deemed the exercise price fair value in light of the lack of public market for the shares, the vesting schedule of shares and the restricted nature of the shares upon exercise of the option.

                                    IVG CORP.

                                INDEX TO EXHIBITS


EXHIBIT NO.                       TITLE
-----------                       -----

2.1(1)          Agreement and Plan of Reorganization between GeeWhizUSA.com,
                Inc. and the company
2.2(2)          Agreement and Plan of Exchange between Swan Magnetics, Inc. and the company
2.3(3)          Agreement and Plan of Exchange, dated June 28, 2000, between
                Swan Magnetics, Inc. and the company
2.4(4)          Amended and Restated Agreement and Plan of Exchange, dated June
                28, 2000, among Swan Magnetics, Inc., certain stockholders of
                Swan Magnetics, Inc. and the company
2.5(5)          Form of Warrant Certificate issued to former stockholders of
                Swan Magnetics, Inc.
2.6(5)          Reorganization Agreement and Plan of Exchange, dated July 15,
                2000, among CyberCoupons.com, Inc., certain stockholders of
                CyberCoupons.com, Inc. and the company
2.7(6)          Amended and Restated Asset Purchase Agreement and Agreement and
                Plan of Merger, dated March 31, 2001, among SES Acquisition
                2001, Inc., Cheyenne Management Company, Inc., SES-Corp., Inc.,
                certain other persons and the company
2.8(7)          Agreement, dated as of August 8, 2001 among the company, Dennis
                Lambka and Ronald Bray
2.9(11)         Asset and Stock Purchase Agreement, dated October 24, 2001, by and among GMS Acquisition LLC, Group Management Services, Inc.,
                E. Michael Kahoe, James Kahoe and the company
3.1(5)          Certificate of Incorporation
3.2(5)          Bylaws
4.1(5)          Specimen Certificate of Common Stock
4.2(8)          2000 Omnibus Securities Plan
10.1(5)         Office Lease between G.P.I. Development, Ltd. and the company
10.2(5)         Lease Agreement, dated December 2, 1997, between Southwest
                Beltway Limited Partnership and Fyrglas, Inc.
10.3(5)         Inventory Credit Line Agreement, effective as of January 22,
                2001, between Swan Magnetics, Inc. and the company
10.4(5)         Security Agreement, dated July 18, 2000, between Swan Magnetics,
                Inc. and the company
10.5(5)         Secured Convertible Promissory Note issued by the company to
                Swan Magnetics, Inc. on July 18, 2000
10.6(5)         Secured Promissory Note issued by the company to Swan Magnetics,
                Inc. on October 31, 2000
10.7(5)         Secured Promissory Note issued by the company to Swan Magnetics,
                Inc. on December 12, 2000
10.8(5)         Subscription Agreement, dated February 2, 2001, among Alpha
                Capital Aktiengesellschaft, AMRO International, S.A., Markham
                Holdings Ltd., Stonestreet Limited Partnership and the company
10.9(5)         Form of Convertible Note issued by the company to Alpha Capital
                Aktiengesellschaft, AMRO International, S.A., Markham Holdings
                Ltd. and Stonestreet Limited Partnership on February 2, 2001
10.10(5)        Form of Common Stock Purchase Warrant issued by the company to
                Alpha Capital Aktiengesellschaft, AMRO International, S.A.,
                Markham Holdings Ltd. and Stonestreet Limited Partnership on
                February 2, 2001
10.11(5)        Research and Development Agreement, dated November 15, 2000, between iTVr, Inc. and Swan Magnetics, Inc.

EXHIBIT NO.                       TITLE
-----------                       -----

10.12(5)        Promissory Note issued by the company to SES-Corp., Inc. on
                March 30, 2001
10.13(10)       Warrant, dated April 30, 2001, issued by the company to Union
                Atlantic Capital, L.C.
10.14(9)        Secured Promissory Note issued by the company to Swan Magnetics,
                Inc. on August 1, 2001
10.15(9)        Voting Agreement, dated August 1, 2000, between the company and
                Swan Magnetics, Inc.
10.16(9)        Settlement Agreement and General Release, dated August 1, 2000, between the company and Swan Magnetics, Inc.
10.17(9)        Security Agreement, dated September 10, 2001, among Alpha
                Capital Aktiengesellschaft, AMRO International, S.A., Markham
                Holdings, Ltd., Stonestreet Limited Partnership, the Collateral
                Agent (as defined therein), the Shareholders (as defined
                therein) and the company
10.18(9)        Common Stock Issuance Agreement, dated September 10, 2001, among the company and the Shareholders (as defined therein)
10.19(11)       Employment Agreement, effective as of October 8, 2001, by and between Elorian Landers and the company
10.20(11)       Employment Agreement, effective as of October 8, 2001, by and between Clay Border and the company
10.21(11)       Consulting Agreement, effective as of October 8, 2001, by and between Thomas L. McCrimmon and the company
21.1(11)        Subsidiaries
23.1(11)        Consent of Wrinkle, Gardner and Company, P.C.

----------------
(1) Incorporated by reference from the company's Current Report on Form 8-K dated April 14, 2000, as filed with the SEC on April 17, 2000.
(2) Incorporated by reference from the company's Current Report on Form 8-K dated July 10, 2000, as filed with the SEC on July 11, 2000.
(3) Incorporated by reference from the company's Current Report on Form 8-K/A dated July 17, 2000, as filed with the SEC on July 18, 2000.
(4) Incorporated by reference from the company's Current Report on Form 8-K dated September 28, 2000, as filed with the SEC on October 13, 2000.
(5) Incorporated by reference from the company's Annual Report on Form 10-KSB, as filed with the SEC on April 18, 2001.
(6) Incorporated by reference from the company's Current Report on Form 8-K dated April 1, 2001, as filed with the SEC on April 16, 2001.
(7) Incorporated by reference from the company's Current Report on Form 8-K dated August 30, 2001.
(8) Incorporated by reference from the company's Registration Statement on Form S-8, SEC File No. 333-48792, as filed with the SEC on October 27, 2000.
(9) Incorporated by reference from the company's Registration Statement on Form SB-2/A dated October 10, 2001.
(10) Incorporated by reference from the company's Registration Statement on Form SB-2 dated May 2, 2001.
(11)     Filed herewith.