Form 10QSB
period 2001-09-30
IVG CORP
filed 2001-11-16
CIK 826674

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE QUARTERLY PERIOD ENDED             COMMISSION FILE NUMBER
            -----------------                        -----------------
           SEPTEMBER 30, 2001                            33-19196-A


                                    IVG CORP.
                          ----------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                  59-2919648
            -------                                    ----------
  (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                         13135 DAIRY ASHFORD, SUITE 525
                             SUGARLAND, TEXAS 77478
            ---------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                    ISSUER'S TELEPHONE NUMBER: (281) 295-8400
                                 --------------
                                       N/A
            --------------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                           CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 61,620,639 shares of Common Stock as of November 12, 2001.

Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                                ---    ---

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

IVG CORP.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2001


ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $    615,867
  Restricted cash                                                     1,500,000
  Accounts receivable - net                                              16,997
  Inventory                                                             121,009
  Notes receivable                                                      293,057
                                                                   -------------
                                  Total current assets                2,546,930

PROPERTY AND EQUIPMENT, NET                                             268,435

OTHER ASSETS, NET                                                       242,902
                                                                   -------------
                                                                   $  3,058,267
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $  1,519,066
  Notes payable                                                       4,928,096
                                                                   -------------
                                  Total current liabilities           6,447,162

MINORITY INTEREST                                                    (2,411,315)

STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
  Common stock:  par value $.0001, 300,000,000 shares
    authorized, 61,009,559 issued and outstanding                         6,101
  Additional paid in capital                                         35,909,399
  Accumulated deficit                                               (36,893,080)
                                                                   -------------
                                  Total stockholders' deficit          (977,580)
                                                                   -------------
                                                                   $  3,058,267
                                                                   =============


See accompanying notes.


IVG CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                        FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                          2001                2000
                                                                      (UNAUDITED)         (UNAUDITED)
                                                                     --------------------------------
REVENUES:
  Sales                                                              $    524,280       $    260,416
                                                                     -------------      -------------
                                       Total revenues                     524,280            260,416

COSTS AND EXPENSES:
  Cost of goods sold                                                      435,294            156,820
  General and administrative                                           12,856,532          1,064,346
  Purchased in-process technology                                               0         15,601,792
  Research and development                                                 60,000                  0
  Loss on investment in iTVr                                              500,000                  0
  Depreciation expense                                                     40,228             18,837
  Interest expense                                                        580,142              7,156
                                                                     -------------      -------------
                                       Total costs and expenses        14,472,196         16,848,951
                                                                     -------------      -------------

OTHER INCOME:
  Interest income                                                          94,124                  0

MINORITY INTEREST                                                        (201,590)                 0
                                                                     -------------      -------------
NET INCOME (LOSS)                                                    $(13,652,202)      $(16,588,535)
                                                                     =============      =============

Basic and fully diluted net loss per share                           $       (.26)      $       (.40)

Weighted average number of common shares
  outstanding for basic and diluted net loss per share                 52,541,378         41,802,819



See accompanying notes.


IVG CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                        FOR THE THREE MONTHS ENDED
                                                                              SEPTEMBER 30
                                                                         2001                2000
                                                                     (UNAUDITED)         (UNAUDITED)
                                                                     --------------------------------
REVENUES:
  Sales                                                              $     96,685       $     84,364
                                                                     -------------      -------------
                                       Total revenues                      96,685             84,364

COSTS AND EXPENSES:
  Cost of goods sold                                                      105,287              8,945
  General and administrative                                              814,062            683,828
  Purchased in-process technology                                               0         15,601,792
  Loss on investment in iTVr                                                    0                  0
  Depreciation expense                                                     13,200                  0
  Interest expense                                                         30,720              2,746
                                                                     -------------      -------------
                                       Total costs and expenses           963,269         16,297,311
                                                                     -------------      -------------

OTHER INCOME:
  Interest income                                                               0                  0

MINORITY INTEREST                                                         (49,059)                 0
                                                                     -------------      -------------
NET INCOME (LOSS)                                                    $   (817,525)      $(16,212,947)
                                                                     =============      =============

Basic and fully diluted net loss per share                           $       (.01)      $       (.39)

Weighted average number of common shares
  outstanding for basic and diluted net loss per share                 60,952,059         41,802,819



See accompanying notes.


IVG CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM DECEMBER 31, 1999 TO SEPTEMBER 30, 2001


                                                  Common Stock
                                          -----------------------------    Additional
                                               Number of                     Paid in        Accumulated
                                                Shares         Amount        Capital          Deficit            Total
                                          ----------------------------------------------------------------------------------
Balance December 31, 1999                     30,537,402    $    3,054    $    1,969,035    $  (2,094,565)   $     (122,476)

Shares issued for services                     2,414,200           241         3,005,992                0         3,006,233

Shares issued for cash                           213,450            21           434,079                0           434,100

Shares issued in acquisitions                 20,000,000         2,000        21,185,859                0        21,187,859

Shares exchanged for warrants                 (9,091,855)         (909)                0                0              (909)

Warrants issued for services                           0             0            71,860                0            71,860

Net loss                                               0             0                 0      (21,146,313)      (21,146,313)
                                          ----------------------------------------------------------------------------------

Balance December 31, 2000                     44,073,197         4,407        26,666,825      (23,240,878)        3,430,354

Shares issued for services                     2,445,500           245         3,338,796                0         3,339,041

Shares issued in acquisitions                 14,320,862         1,432         5,380,036                0         5,381,468

Shares issued for cash                           170,000            17            55,484                0            55,501

Beneficial interest on convertible debt                0             0           468,258                0           468,258

Net loss                                               0             0                 0      (13,652,202)      (13,652,202)
                                          ----------------------------------------------------------------------------------

Balance September 30, 2001                    61,009,559    $    6,101    $   35,909,399    $ (36,893,080)   $     (977,580)
                                          ==================================================================================


See accompanying notes.


IVG CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                  FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                    2001                2000
                                                                                (UNAUDITED)         (UNAUDITED)
                                                                              -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                                  $    (13,652,202)   $    (16,588,535)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
    Minority  interest                                                                (201,590)            297,521
    Depreciation and amortization                                                       40,228              35,369
    Stock based compensation                                                         8,720,509             258,118
    Purchased in-process technology                                                          0          15,601,792
    Loss on investment in iTVr                                                         500,000                   0
    Beneficial interest on convertible debt                                            468,258                   0
  Changes on operating assets and liabilities:
    Accounts receivable                                                                 10,037             (12,915)
    Inventory                                                                          (43,070)            (34,434)
    Other assets                                                                       232,476             (38,067)
    Accounts payable and accrued expenses                                              241,030             115,166
                                                                              -----------------   -----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 (3,684,324)           (365,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired through purchase of subsidiary                                               0           5,404,338
  Investment in iTVr                                                                  (500,000)                  0
  Purchases of equipment                                                              (245,362)            (12,536)
  Notes receivable                                                                    (144,857)           (115,000)
                                                                              -----------------   -----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   (890,219)          5,276,802

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                                       55,500             434,100
  Net change in notes payable                                                        2,248,200             588,425
                                                                              -----------------   -----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  2,303,700           1,022,525
                                                                              -----------------   -----------------
 Increase (decrease) in cash and cash equivalents                                   (2,270,843)          5,933,342

Cash and cash equivalents at beginning of period                                     2,886,710               6,006
                                                                              -----------------   -----------------
Cash and cash equivalents at end of period                                    $        615,867    $      5,939,348
                                                                              =================   =================


See accompanying notes.



IVG CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                   FOR THE THREE MONTHS ENDED
                                                                                          SEPTEMBER 30
                                                                                    2001                2000
                                                                                (UNAUDITED)         (UNAUDITED)
                                                                              -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                                  $       (817,525)   $    (16,212,947)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
    Minority  interest                                                                 (49,059)            297,521
    Depreciation and amortization                                                       13,200              12,898
    Stock based compensation                                                                 0             131,860
    Purchased in-process technology                                                          0          15,601,792
  Changes on operating assets and liabilities:
    Accounts receivable                                                                120,627             (16,126)
    Inventory                                                                          (59,167)            (22,824)
    Other assets                                                                        41,999             203,517
    Accounts payable and accrued expenses                                               71,153             130,985
                                                                              -----------------   -----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   (678,772)            126,676

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired through purchase of subsidiary                                               0           5,404,338
  Purchases of equipment                                                               (16,271)             (4,166)
  Notes receivable                                                                       8,000            (115,000)
                                                                              -----------------   -----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     (8,271)          5,285,172

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                                       13,001                   0
  Net change in notes payable                                                           20,500             319,299
                                                                              -----------------   -----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     33,501             319,299
                                                                              -----------------   -----------------
 Increase (decrease) in cash and cash equivalents                                     (653,542)          5,731,147

Cash and cash equivalents at beginning of period                                     1,269,409             208,201
                                                                              -----------------   -----------------
Cash and cash equivalents at end of period                                    $        615,867    $      5,939,348
                                                                              =================   =================

See accompanying notes.

IVG CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
SEPTEMBER 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the annual report on Form 10K-SB for the year ended December 31, 2000.

NOTE 2 - EARNINGS PER SHARE DATA

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

NOTE 3 - SEGMENT INFORMATION

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", Swan is deemed to be a segment of the Company. Accordingly, the following segment disclosures are made:

=====================================================================================

                                                              Nine Months Ended
                                                                  September 30
                                                              2001           2000
                                                          ------------   ------------
Revenues
  Swan                                                    $         0    $         0

Reconciling items
  Other corporate revenues                                    524,280        260,416
                                                          ------------   ------------
Total consolidated revenues                               $   524,280    $   260,416
                                                          ============   ============

Depreciation and amortization expense
  Swan                                                    $         0    $         0

Reconciling items
  Other corporate depreciation and amortization expense        40,228         35,369
                                                          ------------   ------------
Total depreciation and amortization expense               $    40,228    $    35,369
                                                          ============   ============
Interest income and (expense)
  Swan                                                    $    94,124    $         0
  Swan                                                        (82,500)             0

Reconciling items
  Other corporate interest income and (expense)              (497,642)        (7,156)
                                                          ------------   ------------
Total interest income and (expense)                       $  (486,018)   $    (7,156)
                                                          ============   ============



Segment assets
  Cash                                                    $   500,400    $ 5,854,869
  Restricted cash                                           1,500,000              0
  Loan to IVG Corp.                                         2,625,000      1,000,000
  Other assets                                                      0         16,602
                                                          ------------   ------------
Total segment assets                                        4,625,400      6,871,471

Reconciling items
  Corporate assets                                          1,059,867        688,061
  Intersegment loans                                       (2,625,000)    (1,000,000)
                                                          ------------   ------------
Total consolidated assets                                 $ 3,058,267    $ 6,559,532
                                                          ============   ============


                                                              Three Months Ended
                                                                 September 30
                                                              2001           2000
                                                          ------------   ------------
Revenues
  Swan                                                    $         0    $         0

Reconciling items
  Other corporate revenues                                     96,685         84,364
                                                          ------------   ------------
Total consolidated revenues                               $    96,685    $    84,364
                                                          ============   ============

Depreciation and amortization expense
  Swan                                                    $         0    $         0

Reconciling items
  Other corporate depreciation and amortization expense        13,200         12,898
                                                          ------------   ------------
Total depreciation and amortization expense               $    13,200    $    12,898
                                                          ============   ============

Interest income and (expense)
  Swan                                                    $         0    $         0
  Swan                                                        (27,500)             0

Reconciling items
  Other corporate interest income and (expense)                (3,220)        (2,746)
                                                          ------------   ------------
Total interest income and (expense)                       $   (30,720)   $    (2,746)
                                                          ============   ============



NOTE 4 - ACQUISITIONS


SES-CORP, INC./CHEYENNE MANAGEMENT COMPANY, INC. On April 1, 2001, the Company acquired SES-Corp., Inc., a Delaware corporation, pursuant to an Amended and Restated Asset Purchase Agreement and Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 30, 2001, by and among the Company, SES, Cheyenne Management Company, Inc., a Michigan corporation, SES Acquisition 2001, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Sub"), and Dennis Lambka and Ronald Bray, shareholders of SES (the "Shareholders"). Under the terms of the Merger Agreement, Sub merged with and into SES and SES became a wholly owned subsidiary of the Company (the "Merger"). The shares of SES common stock outstanding immediately prior to the effective time of the merger were converted into the right to receive 11,819,262 shares of the Company's common stock. Ten million shares of the Company's common stock were to be placed in an escrow account (the "Escrow Shares") to secure certain indemnification obligations set forth in the Merger Agreement.

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

The cost of the acquisition and subsequent disposition of SES was approximately $522,000. Additionally, the Company recorded stock based compensation expense of approximately $2,300,000 related to the approximately 1,800,000 shares of common stock currently held by the Shareholders.

NOTE 5 - SUBSEQUENT EVENTS

GROUP MANAGEMENT SERVICES, INC. On October 24, 2001, the Company entered into a definite asset and stock purchase agreement to acquire 90% of Group Management Services, Inc. ("GMS"), an Ohio-based professional employer organization. Upon the closing of the asset and stock purchase agreement, GMS will become one of the Company's portfolio companies. The acquisition will be completed in a number of steps. First, GMS Acquisition LLC, a wholly owned subsidiary of the Company, will purchase certain of GMS's assets (the "Asset Purchase"). Upon completion of the Asset Purchase, GMS will distribute certain proceeds from the sales of such assets to GMS's two shareholders (the "GMS Shareholders"). Next, the GMS Shareholders will transfer 90% of the outstanding GMS common stock to the Company (the "Stock Purchase"). Lastly, GMS Acquisition LLC will contribute 100% of the assets received in the Asset Purchase back to GMS. In consideration for the purchase of 90% of GMS, the Company will issue to the GMS Shareholders three promissory notes in the amounts of (i) $250,000, (ii) $1,963,000, and (iii) $2,039,023.63, for total consideration of $4,252,023.63, as well as 10,000,000 shares of the Company's common stock and an option to purchase up to an additional 1,250,000 shares of the Company's common stock. The Company's agreement with GMS also provides that if, on the first anniversary of the closing of the acquisition, the value of the 10,000,000 shares is less than $1,370,000, the Company will issue an additional number of shares to the GMS Shareholders so that the value of the shares received is at least $1,370,000.

The closing of this acquisition, which the Company anticipates will occur in November 2001, is conditioned upon, among other things, the receipt of consents to the transaction by third parties, and GMS continuing to maintain a credit facility of at least $750,000.

EMPLOYMENT AGREEMENTS. On October 8, 2001, the Company entered into employment agreements with Elorian Landers, its Chief Executive Officer, and Clay Border, its Chief Development Officer. Mr. Lander's employment agreement provides for an annual base salary of $250,000 and Mr. Border's employment agreement provides for an annual base salary of $150,000. Each of the agreements also grants each of the employees a stock option giving them each the right to purchase up to 3 million shares of the Company's common stock at an exercise price of $.028 per share. The option exercise price was 70% of the closing price of the common stock on the grant date, and was determined by the Board to be fair market value because the common stock underlying the option is subject to transfer restrictions under applicable securities laws. The stock options expire on October 8, 2006. One half of the stock options vested on the grant date and the remaining 1,500,000 shares will vest quarterly over one year at a rate of 375,000 shares per quarter. The employment agreements also provide for reimbursement of certain expenses of each of the employees, including a car allowance of $800 per month, payment of cellular phone service and a health club membership.

CONSULTING AGREEMENT. On October 8, 2001, the Company entered into a consulting agreement with Thomas McCrimmon, in which he agreed to provide consulting services in connection with the identification, analysis and evaluation of possible merger and acquisition opportunities. In consideration of his services, the Company granted him the option to purchase up to 3,000,000 shares of the Company's common stock at an exercise price of $.028 per share over a five year period. The option exercise price was 70% of the closing price of the common stock on the grant date, and was determined by the Board to be fair market value because the common stock underlying the option is subject to transfer restrictions under applicable securities laws. One half of the stock options vested on the grant date and the remaining 1,500,000 shares will vest quarterly over one year at a rate of 375,000 shares per quarter.

LITIGATION. On October 4, 2001, Infinet Holdings, Inc. and Human Dynamics Corporation ("HDC") filed an amended complaint in a matter pending in the United States District Court for the District of Arizona. The amended complaint alleges a variety of claims against Internet Venture Group, Inc. (the name by which the Company was previously known.), Hartford Casualty Company, Twin City Fire Insurance Company, and Financial Network Services, Inc. (collectively, the "defendants"). The Company was not a defendant in the original complaint.
The amended complaint alleges that all defendants: (i) breached contractual obligations to provide workers compensation insurance to HDC and its clients;
(ii) made intentional misrepresentations that induced HDC to forego other insurance coverage in favor of insurance through Hartford, and (iii) intentionally interfered with HDC's business relations by making disparaging statements about HDC to HDC clients. The complaint alleges additional claims against the other defendants. The transactions described in the amended complaint appear to involve an alleged client services agreement between HDC and subsidiaries of SES-Corp., Inc. ("SES"), which was formerly a subsidiary of the Company. Neither SES nor its subsidiaries are named as parties in the amended complaint. The plaintiffs seek injunctive relief against Hartford and Twin City, compensatory damages in excess of $10 million, and punitive damages against all defendants. The company does not believe there is a basis for the claims made in this lawsuit, and intends to vigorously defend itself against these claims.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

We were incorporated in Florida in 1987 under the name Sci Tech Ventures, Inc., and changed our name to Strategic Ventures, Inc. in May 1991 and Internet Venture Group, Inc. in October 1999. Effective December 31, 1999, control of Internet Venture Group, Inc. was acquired by shareholders of GeeWhiz.com, Inc., a Texas corporation. Because this acquisition was treated as a reverse acquisition (a recapitalization of GeeWhiz.com) for accounting purposes, our financial statements for periods prior to December 31, 1999 are those of GeeWhiz.com. The former business of GeeWhiz.com has been continued by our GeeWhizUSA.com division, which manufactures and distributes proprietary novelty, gift and branded products, including fiber optic illuminated drinking containers. In March 2001, we completed a reincorporation merger and became a Delaware corporation named IVG Corp.

We have expanded our business into other areas during 2000 and 2001 through a series of acquisitions. In September 2000, we acquired 88.5% of the common stock of Swan Magnetics, Inc., developer of a proprietary ultra-high capacity floppy disk drive technology. During 2001, Swan Magenetics acquired 46% of the common stock of iTVr, Inc., which is developing next generation digital video recording technology. In January 2001, we acquired 35% of the common stock of CyberCoupons, Inc., a development stage company that intends to be a source for consumers to obtain coupons for grocery, health and beauty products over the Internet.

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

At September 30, 2001, we had current assets of approximately $2,547,000 and total assets of approximately $3,058,000. Current liabilities at September 30, 2001 were approximately $6,447,000. Our stockholders' deficit at September 30, 2001 was approximately $978,000.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Revenues increased to approximately $524,000 for the first nine months of 2001, compared to approximately $260,000 for the comparable period in 2000. The increase was attributable principally to increased product sales and interest income. Cost of goods sold increased to approximately $435,000 from $157,000 for the same periods. This increase was primarily the result of increased product sales.

General and administrative expenses increased to approximately $12,857,000 from approximately $1,064,000. This increase was due primarily to expenses for shares issued in acquisitions, increased stock-based compensation, expenses of Swan Magnetics, Inc., and increased costs due to acquisitions and expansion of our operations. We also recorded interest expense of approximately $580,000 and a $500,000 loss on our investment in iTVr during the first nine months of 2001.

Our net loss for the nine months ended September 30, 2001 was approximately $13,652,000, compared to a net loss of approximately $16,589,000 for the nine months ended September 30, 2000. The loss in 2001 is related primarily to expenses for shares issued in acquisitions, increased consulting, legal and accounting fees incurred in connection with acquisition activity, expenses of Swan Magnetics, Inc., and increased costs due to expansion of Company operations. The larger loss in 2000 was primarily related to the $15.6 million expense associated with the shares issued in our acquisition of Swan Magnetics, which was recorded as an expense for purchased in-process technology on our statement of operations.

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

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Revenues increased to approximately $97,000 for the third quarter of 2001, compared to approximately $84,000 for the third quarter of 2000. The increase was attributable to increased product sales. Cost of goods sold increased to approximately $105,000 from $8,900 for the same periods. This increase was primarily the result of higher prices for materials and higher direct costs associated with manufacturing by our GeeWhiz division.

General and administrative expenses increased to approximately $814,000 from approximately $684,000. This increase was due primarily to increased costs associated with acquisition activity. We also recorded a $15.6 million expense in the third quarter of 2000 for purchased in-process technology relating to the value of the shares issued in our acquisition of Swan Magnetics.

Our net loss for the quarter ended September 30, 2001 was approximately $818,000, compared to a net loss of approximately $16,200,000 for the quarter ended September 30, 2000. The loss in 2001 is related primarily to general and administrative costs. The loss in 2000 was principally due to the above-referenced $15.6 million charge relating to the Swan Magnetics, Inc. acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $3,684,000 for the nine months ended September 30, 2001 and $366,000 for the comparable period of 2000. We had approximately $616,000 in cash at September 30, 2001, excluding $1,500,000 of cash restricted for payment of a promissory note to a vendor.

Operations for the nine months ended September 30, 2001 were financed principally through loans from institutional investors, SES-Corp., Inc., which was our subsidiary until August 8, 2001, and our Swan Magnetics, Inc. subsidiary. The loan proceeds totaled approximately $2.3 million. In addition, we obtained services or paid expenses through the issuance of common stock.

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

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company is currently in default on a $1 million promissory note issued by SES Corp., Inc. to the Company on March 30, 2001. The note, which bears interest at 8% per year, was due and payable on September 30, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

2.1 Agreement, dated August 8, 2001, by and among IVG Corp., Dennis Lambka and Ronald Bray (1)

10.1 Secured Promissory Note issued by the company to Swan Magnetics, Inc. on August 1, 2001 (2)

10.2 Voting Agreement, dated August 1, 2001, between the company and Swan Magnetics, Inc. (2)

10.3 Settlement Agreement and General Release, dated August 1, 2001, between the company and Swan Magnetics, Inc. (2)

10.4 Security Agreement, dated September 10, 2001, among Alpha Capital Aktiengesellschaft, AMRO International, S.A., Markham Holdings, Ltd., Stonestreet Limited Partnership, the Collateral Agent (as defined in therein), the Shareholders (as defined therein) and the company (2)

10.5 Common Stock Issuance Agreement, dated September 10, 2001, among the company and the Shareholders (as defined therein) (2)
-----------------------

(1) Incorporated by reference from the company's Report on Form 8-K dated August 8, 2001.
(2) Incorporated by reference from the company's Form 10-KSB/A as filed with the SEC on October 10, 2001.

(b)      REPORTS ON FORM 8-K.

         Form 8-K dated August 8, 2001, was filed pursuant to Item 2 (Acquisition or Disposition of Assets).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       IVG CORP.


November 15, 2001                      /s/ ELORIAN LANDERS
                                       -----------------------------------------
                                       Elorian Landers
                                       Chief Executive Officer and Director
                                       (Principal Executive Office and Principal
                                       Financial and Accounting Officer)