Form 10KSB
period 2001-12-31
GROUP MANAGEMENT CORP
filed 2002-04-15
CIK 826674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-KSB
                               ------------------

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                        COMMISSION FILE NUMBER: 000-32635


                             GROUP MANAGEMENT CORP.

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

     Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $574,826 for the year ended December 31, 2001

     As of March 31, 2002, the aggregate market value of the common stock of the issuer held by non-affiliates, based on the average bid and asked price of the common stock as quoted on the OTC Bulletin Board, was $6,109,583. As of March 31, 2002, 4,699,679 shares of common stock of the issuer were outstanding.


         Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                             GROUP MANAGEMENT CORP.
                                   FORM 10-KSB


                                TABLE OF CONTENTS

PART  I                                                                        2

  ITEM  1.  DESCRIPTION  OF  BUSINESS.                                         2
    OVERVIEW                                                                   2
    PORTFOLIO  COMPANIES                                                       2
    PENDING  ACQUISITIONS                                                      4
    BUSINESS  STRATEGY                                                         5
    EVALUATION  OF  POTENTIAL  ACQUISITIONS                                    6
    COMPETITION                                                                6
    INTELLECTUAL  PROPERTY                                                     7
    EMPLOYEES                                                                  8
    FORWARD-LOOKING  STATEMENTS                                                8
  ITEM  2   DESCRIPTION  OF  PROPERTY                                          8
  ITEM  3.  LEGAL  PROCEEDINGS                                                 8
    CONVERTIBLE NOTE HOLDERS                                                   8
    SWAN MAGNETICS, INC.
  ITEM  4   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS        9

PART  II                                                                      11

  ITEM  5   MARKET  FOR  COMMON  EQUITY AND RELATED STOCKHOLDER MATTERS       11
    MARKET  PRICE  INFORMATION                                                11
    DIVIDENDS                                                                 11
    RECENT  SALES  OF  UNREGISTERED  SECURITIES                               11
  ITEM  6   MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATIONS      13
    OVERVIEW                                                                  13
    RESULTS  OF  OPERATIONS                                                   14
    COMPARISON  OF  THE  YEARS  ENDED DECEMBER 31, 2001 AND
    DECEMBER 31, 2000                                                         14
    COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999     14
    LIQUIDITY  AND  CAPITAL  RESOURCES                                        14
    GOING  CONCERN  CONSIDERATION                                             16
  RISK  FACTORS                                                               17
    RISKS  ASSOCIATED  WITH  OUR  BUSINESS                                    17
  ITEM  7.  FINANCIAL  STATEMENTS                                             18
  ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL  DISCLOSURE                              18
PART  III
                                                                              19
  ITEM  9   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
            AND CONTROL PERSONS; COMPLIANCE  WITH  SECTION  16(a)
            OF  THE  EXCHANGE  ACT.                                           19
    DIRECTORS  AND  EXECUTIVE  OFFICERS                                       19
    SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE              19
  ITEM  10. EXECUTIVE  COMPENSATION                                           20
    SUMMARY  COMPENSATION  TABLE                                              20
    EMPLOYMENT  AGREEMENTS                                                    20
    2000  OMNIBUS  SECURITIES  PLAN                                           21
    OPTION  GRANTS                                                            21
    OPTION  EXERCISES  AND  OPTION  VALUES                                    22
    COMPENSATION  OF  DIRECTORS                                               22
  ITEM  11  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
            OWNERS AND MANAGEMENT                                             22
  ITEM  12  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS                23
  ITEM  13. EXHIBITS  AND  REPORTS  ON  FORM  8-K.                            25
INDEX TO FINANCIAL STATMENTS                                                  F1
    INDEPENDENT AUDITORS' REPORT                                              F2
    CONSOLIDATED BALANCE SHEET                                                F3
    CONSOLODATED STATEMENTS OF OPERATIONS                                     F4
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                F5
    CONSOLIDATED STATEMENTS OF CASH FLOWS                                     F6
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F7

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

OVERVIEW

We were incorporated in Florida in 1987 under the name Sci Tech Ventures, Inc. We changed our name to Strategic Ventures, Inc. in May 1991 and to Internet Venture Group, Inc. in October 1999. In March 2001, we were merged into IVG Corp., a Delaware corporation. As a result of the merger, we were reincorporated in Delaware and our name was changed to IVG Corp. In December 2001 we changed our name to Group Management Corp.

We are a holding company that intends to acquire companies and assist them by providing financial guidance, business model creation and implementation, access to equity resources, and technology. Group Management Corp provides a value-added corporate structure within its two business units, Creative Products and Business Services, enabling these groups to leverage their competencies and deploy their business strategies through the Company's corporate resources. The Company expands its business model through selective acquisitions and business development.

Within our Business Services Group, we are currently focused consolidating companies in the Human Resource Services Industry. The Company intends to roll up several HR Service firms into a Competitive Services Organization (CSO) under the brand name PeopleCorp.

GeeWhizUSA.com, is a manufacturer and distributor of proprietary novelty, gift and branded products that light up.

CyberCoupons.com, Inc., a development stage company that intended to create an internet based solution to increase the speed at which coupon transaction are processed between the coupon vendor and the retail store. Management no longer intends to pursue this business venture.

Swan Magnetics, Inc., developer of a proprietary ultra-high capacity floppy disk drive technology and the owner of 46% of the common stock of iTVr, Inc., which is developing next generation digital video recording technology. As of March 2002, we have sold our interest in Swan to concentrate on our business services model.

As used in this report, the words "we," "us," "our" and "the company" refer to Group Management Corp.; our subsidiary CyberCoupons.com, Inc.; and our division, GeeWhizUSA.com.

PORTFOLIO  COMPANIES

GEEWHIZ.

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

We acquired GeeWhizUSA.com, in a two-step transaction. In the first step, which became effective as of December 31, 1999, 37 shareholders of GeeWhiz acquired control of approximately 87% of our common stock pursuant to a share exchange agreement in which we exchanged 1,195,269 shares of our common stock for the 5,312,053 shares of GeeWhiz common stock held by the participating shareholders. In July 2000, the second step of this acquisition was completed with the merger of GeeWhiz into IVG, following which GeeWhiz ceased to exist as a separate entity and became our promotional products division. Neither party obtained a fairness opinion in connection with these transactions. Shareholder approval was not required with respect to the share exchange. A majority of the shareholders of both parties approved the merger. The terms of the transactions were the result of arm's length negotiations between the parties. Elorian Landers, who is now our Chief Executive Officer and a director, was GeeWhiz's Chief Executive Officer and principal stockholder at the time of these transactions. Thomas L. McCrimmon, who is now one of our directors, was our President and principal stockholder at the time of these transactions. GeeWhiz engaged in these transactions for the principal purpose of becoming a publicly traded company and acquiring the access to capital and liquidity associated with being publicly traded. IVG, which was a public shell company prior to these transactions, elected to be acquired by GeeWhiz in order to become an operating e-commerce business.

On January 23, 2002, the Company announced the signing of an Alliance agreement with UTEK Corporation. The goal of the Alliance is to have UTEK identify suitable technology acquisition opportunities for GeeWhiz. UTEK is an innovative technology transfer company dedicated to building bridges between university-developed technologies and commercial organizations. UTEK identifies, licenses and finances the further development of new technologies and the transfers them to growing companies.

On January 24, 2002, the Company announced that GeeWhiz has appointed Kenneth Simpson as its new Vice President of Sales. Mr. Simpson will oversee the entire marketing and sales strategy at GeeWhiz.

SWAN  MAGNETICS

On September 28, 2000, we acquired approximately 88.5% of Swan Magnetics, Inc., a Santa Clara, California-based developer of proprietary ultra-high capacity floppy disk drive technology. As part of a two-step purchase transaction, we first exchanged 1,000,000 shares of our common stock for approximately 88.5% of the common stock of Swan Magnetics. We then offered to exchange the common stock received by those stockholders for warrants to purchase our common stock at an exercise price equal to $1.75. This permitted us to reduce the number of shares we were issuing in the Swan acquisition. Stockholders exchanged an aggregate of 454,590 shares of common stock for warrants to purchase our common stock. A vote of our shareholders was not required to effect this acquisition. Neither party obtained a fairness opinion in connection with this transaction. Eden Kim was the principal shareholder and President of Swan Magnetics at the time of the transaction. During this time, Mr. Kim was also our Chairman and Secretary. Elorian Landers, our Chief Executive Officer and director, and Thomas L. McCrimmon, our director, were principal shareholders at the time of this acquisition. We believe the Swan Magnetics shareholders engaged in these transactions principally because of the economic terms, the additional liquidity offered by becoming shareholders of a publicly-traded company, and the opportunity to participate in a broader business. We approved these transactions primarily because Swan Magnetics possessed $5.4 million in cash that could assist us in financing our business strategy, and because we intended to market Swan Magnetics' proprietary technology. We initially intended to pursue strategic alliances with manufacturers of similar products and services in order to bring the Swan Magnetics' technology to market. Subsequent to the closing of our acquisition, however, we determined to pursue other revenue-producing activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

On March 6, 2002 we sold our 88.5% interest in Swan Magnetics, Inc. to Lumar Worldwide Industries, Inc.

CYBERCOUPONS

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

On January 9, 2001, we executed a Reorganization Agreement and Plan of Exchange pursuant to which we exchanged 118,631 shares of our common stock for approximately 35% of the common stock of CyberCoupons, Inc., a Houston, Texas-based company. CyberCoupons is a development stage company that intends to be a source for consumers to obtain coupons for grocery, household and beauty products via the Internet. The terms of the transaction were the result of arm's length negotiations between the parties and were not required to be approved by our shareholders. Neither party obtained a fairness opinion in connection with this transaction. Rodney Hamp was the principal shareholder and President of CyberCoupons at the time of the transaction, and continues to serve in that capacity. Elorian Landers, our Chief Executive Officer and director, Thomas L. McCrimmon, our director, and Eden Kim, our former Chairman and Secretary, were principal shareholders at the time of this acquisition. We believe the CyberCoupons shareholders engaged in the transaction principally because of the economic terms, the additional liquidity offered by becoming shareholders of a publicly-traded company, and the opportunity to participate in a broader business. We approved these transactions primarily because of CyberCoupons' business strategy to distribute coupons over the Internet.

Our investment in CyberCoupons was diluted immediately, in the sense that the CyberCoupons shares acquired in exchange for our common stock have a book value that was far less than the trading price of our common stock at January 9, 2001. No assurance can be given that our investment in CyberCoupons will appreciate in value, or that it will appreciate to a value comparable to the value of the shares of our common stock that were delivered to the CyberCoupons stockholders. Management does not intend to pursue this business venture.

PENDING  ACQUISITION

BESTSTAFF  SERVICES,  INC.

On February 29,2002, the Company announced that it has signed a Letter of Intent to acquire a 45% of the common stock BestStaff Services, Inc. Together we will form PeopleCorp to launch our new business services model.

BestStaff is a provider of temporary staffing personnel, contract staffing, managed staffing and HR services for regional and national clients BestStaff has secured major contracts with Fortune 500 and large corporations. BestStaff recorded unaudited revenues of approximately $10 Million in 2001.

STRATEGIC  ALLIANCE

APPLIED  BEHAVIORAL  SCIENCE,  LLC.

On January 29, 2002, the Company announced that it has signed a strategic alliance agreement with Applied Behavioral Science LLC (ABS). The company's objective is to strengthen the positioning of GPMT in the consolidation of the HR Services Industry. Applied Behavioral Science LLC will assist GPMT in its strategy to integrate and deliver a bundle of services that business customers will use to extend their competitiveness.

Founded in 1978, ABS's expertise is employee selection and development. Using state-of-the-art, Internet-based diagnostics, ABS advises its clients on the selection and hiring of the best applicants to meet the specific requirements of the position. ABS also provides programs in the prevention of workplace violence (through recognition of employees who pose risk), analysis of key players in acquisitions and mergers, and employee development and training. Dr. Moser has appeared on Bloomberg Television News and USA Radio Network, as well as in USA Today. His articles and case studies have appeared in may professional publications, as well as in over 40 management textbooks.

BUSINESS  STRATEGY

We have decided to focus our acquisition activity on two industries - the human resources services industry and the creative products industry. Based on our experience, we believe that these industries are highly fragmented and represent profitable business models that can be enhanced through consolidation. During 2002, the Company intends to devote most of its time and resources to principals of the human resources services industry.

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

THE HUMAN RESOURCES MARKET. We intend to focus on accumulating a significant revenue base in the professional employer organization (PEO), staff leasing, and human resources consulting industries. Professional employer organizations typically provide employee payroll, human resource and benefit services on an outsourced basis. Unlike temporary employment agencies, professional employer organizations carry client companies' full-time employees on the professional employer organization payroll and bill the client a surcharge each payroll period. Because professional employer organizations provide employee-related services to a large number of employees, they can achieve economies of scale as a professional employer and perform employment-related functions at a level typically available only to large corporations with substantial resources.

We believe we can apply our resources to increase the profit margins of professional employer organizations by helping them transition from a paper-centric human intensive operation to a paper-less, web-centric electronic operation. We also hope to leverage the employee base of PEOs by creating cross marketing and affinity marketing programs between the professional employer organizations and our other portfolio companies and strategic partners. Furthermore, we intend to expand upon the services presently provided by PEOs by introducing new services for the small and medium-sized businesses they serve.

THE CREATIVE PRODUCTS MARKET. We intend to explore opportunities to increase the value of Gee Whiz, including the possible additional acquisition and strategic alliance with related businesses. This market consists of a consumer element and a business element. The consumer segment of the industry is comprised of companies that produce consumer art and gift products, such as posters and prints, calendars, greeting cards, stationary and gift items. The business segment of the industry includes companies that market business promotional products, such as our GeeWhizUSA.com division, which manufactures a variety of illuminated logo merchandise.

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

The primary methods of competition are creativity in product design, quality and style of products, prompt delivery, customer service, price and financial strength. While some of our competitors may enjoy an advantage in one or more of these areas, we are unique in the production of our patented illuminated drinking containers and do not compete with others in the industry for customers who wish to market their company, product or brand on drinking glasses that light up. In the promotional products industry in general, major competitors include Cyrk, Inc. and Ha-Lo, Industries, Inc.

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

EMPLOYEES

As of March 31, 2002, we had 6 employees, of which 3 were employed by our GeeWhiz Division. We believe our relationship with our employees is good. None of our employees are a party to a collective bargaining agreement.

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

ITEM  2.     DESCRIPTION  OF  PROPERTY

Our principal executive offices are located in approximately 4,994 square feet in Sugar Land, Texas. Our monthly rental payments for this space are $10,668. The lease for this space expires on November 30, 2005. We also lease approximately 7,000 square feet of warehouse space in Sugar Land, Texas. Our monthly rental payments for this space are $4,712.00 per month pursuant to a lease expiring March 31, 2003.

ITEM  3.     LEGAL  PROCEEDINGS

CONVERTIBLE NOTE HOLDERS. On February 2, 2001 we issued $1.1 million of convertible notes to four investors in a private placement. The convertible notes mature on January 1, 2003 and bear interest at the rate of 6% per year. The events of default under the notes are described in this report under the section captioned "Convertible Notes".

As part of the financing transactions involving the convertible notes, we agreed to file a registration statement for the resale by the note holders of the common stock underlying the convertible notes and to have the registration statement declared effective by June 17, 2001. The registration statement was not declared effective by June 17, 2001 and has not been declared effective as of the time of the filing of this report.

On September 10, 2001 we entered into a Security Agreement with the noteholders and certain of our shareholders, including Elorian Landers, our Chief Executive Officer and a director, and Thomas L. McCrimmon, a director. Under the Security Agreement, Mr. Landers and his wife pledged 150,000 shares of our common stock, Mr. McCrimmon pledged 10,900 shares of our common stock and other shareholders pledged 89,250 shares of our common stock, all as security for our obligations under the financing agreements with the noteholders. As part of this agreement, the note holders waived the default and penalties under the convertible notes for failure to make the registration statement effective by June 17, 2001, provided that we file an amendment to the registration statement by October 20, 2001 and cause the registration statement to be declared effective by December 10, 2001. The note holders also lent us an additional $55,000 and we signed a promissory note agreeing to repay this amount by the earlier of December, 2001 or the occurrence of an event of default under the Security Agreement.

On February 7, 2002, the convertible note holders declared a default on the notes for failure to have the registration statement declared effective and made demand for payment of the convertible notes and promissory notes. In addition, the collateral agent under the Security Agreement released 239,400 shares of our stock to the convertible note holders. The note holders further requested that we deliver an opinion to our transfer agent so that they would be able to sell in the public markets under Rule 144 the shares released by the collateral agent and have the shares reissued in the note holders' names. One of the note holders has also submitted a notice to convert a portion of its notes into our common stock. Because of certain disputes with the note holders, we have not complied with these requests.

On or about March 21, 2002, Alpha Capital Aktiengesellschaft, Amro International, S. A., Markham Holdings, LTD, and Stonestreet Limited Partnership, the holders of the convertible notes, filed a complaint in United States District Court for the Southern District of New York naming us, Elorian Landers and his wife as defendants. In their complaint, the note holders allege, among other things, the following:

o fraud in connection with the sale of the convertible notes resulting from alleged misrepresentations as to our cash position;

o breach of contract on the notes for failure to have an effective registration statement covering the resale of the common stock underlying the notes;

o     failure  to  honor  conversion  requests;

o     failure  to  repay  the  convertible  notes  and  promissory  notes  and ;

o     anticipatory  breach  of  contract  on  the  notes.

In their complaint, the noteholders assert monetary damages and seek relief (i) in the amount of $1,155,000 plus interest, liquidated damages and attorneys fees and other costs of enforcement for the breach of contract on the notes, (ii) unspecified monetary damages for failure to cause the registration statement to be effective and failure to take the steps necessary for the noteholders to sell the shares under the Security Agreement pursuant to Rule 144, and (iii) unspecified damages for failure to honor conversion notices. In addition, the noteholders are seeking an order directing us to (i) cause the registration statement to be effective, (ii) to enforce conversion of the notes into common stock, and (iii) to have us and the Landers take necessary actions to permit plaintiffs to sell the common stock received from the collateral agent under Rule 144.

SWAN  MAGNETICS,  INC.

In March 2002, the Company was served with a lawsuit brought by Swan Magnetics, Inc. in the Superior Court of the State of California, County of Santa Clara. The only defendant in the action is the Company.

The Complaint alleges, among other things, that the Company breached its obligations under a promissory note in the principal amount of $2,843,017, that the Company has breached its obligations under a series of settlement documents entered into between Swan and the Company, and that the Company has interfered with contractual relationships between Swan and certain third parties. The total relief sought by Swan is $3,040,000, plus interests, costs, and punitive damages.

In separate correspondence, Mr. Eden Kim has alleged that the Company never owned a majority interest in Swan Magnetics, Inc.

The Company is vigorously defending this lawsuit although the Company believes that the action lacks merit. The case is at a stage where no discovery has been taken and no prediction can be made as to the outcome of this case.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Board of Directors of the Company called a Special Meeting of Shareholders on December 3, 2001. There were three matters submitted to a vote. A majority of the shareholders voted as follows:

1. A proposal to approve an amendment to Article IV of the Company's Certificate of Incorporating and effect a one-for-twenty reverse stock split and a decrease in the Company's authorized common stock from 300,000,000 to 150,000,000 shares

For  35,438,213          Against  98,628          Abstain  0

2. A proposal to approve a further amendment to Article IV of the Company's Certificate of Incorporation to authorize 10,000,000 shares of preferred stock and to permit such shares of preferred stock to be designated and issued from time to time, and the rights of such preferred stock to be fixed from time to time, by the Board of Directors without shareholder approval.

For  35,113,367          Against  423,474          Abstain  0

3. A proposal to approve an amendment to Article I of the Company's Certificate of Incorporation to effect a change in the Company's name from IVG Corp. to Group Management Corp.

For  35,536,841          Against  0          Abstain  0

                                     PART II
ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  PRICE  INFORMATION

Trading of our common stock commenced on the OTC Bulletin Board on July 13, 2000. Our common stock is traded on the OTC Bulletin Board under the symbol "GPMT." The reported high and low bid prices for our common stock, as reported by the OTC Bulletin Board, are shown below for the third quarter of 2000 through the fourth quarter of 2001. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.



                                    BID PRICE
                                   ----------
                                   LOW   HIGH
                                   ----------
2000
---------------------------
Third Quarter (pre split) .  $     1.50  $7.00
Fourth Quarter (pre split).  $     1.00  $2.31

2001
---------------------------
First Quarter (pre split) .  $     1.06  $2.00
Second Quarter (pre split).  $     1.02  $1.69
Third Quarter (pre split) .  $     0.08  $1.03
Fourth Quarter (post split)  $     0.75  $3.20

2002
---------------------------
First Quarter . . . . . . .  $     0.46  $3.10


As of March 31, 2002, there were approximately 720 holders of record of our common stock.

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

On September 28, 2000, we exchanged 1,000,000 shares of our common stock for approximately 88.5% of Swan Magnetics, Inc., pursuant to a share exchange agreement with 84 shareholders of Swan. No more than 35 of the Swan shareholders were not "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. This share exchange was followed by an offer made to the accredited investors who participated in the original exchange to exchange the shares received in the share exchange for warrants to purchase our common stock at an exercise price of $1.75 per share. The shareholders exchanged an aggregate 454,590 shares of common stock for warrants to purchase our common stock. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D.

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

On October 25, 2001, we sold to six investor 25,750 shares of our common stock, at a price of $1.08 per share, for gross proceeds of $28,000. The investors qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D.

On November 9, 2001, we issued 117,500 shares of our common stock as compensation for consultants, at a price of $.50 per share, for gross proceeds of $58,750. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D.

On December 6, 2001 we sold to six investors 24,150 shares of our common stock, at a price of $0.95 per share, for gross proceeds of $22,900. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

OVERVIEW

We were incorporated in Florida in 1987 under the name Sci Tech Ventures, Inc., and changed our name to Strategic Ventures, Inc. in May 1991 and Internet Venture Group, Inc. in October 1999 and to IVG Corp. in March 2002. Effective December 31, 1999, control of Internet Venture Group, Inc. was acquired by shareholders of GeeWhiz.com, Inc., a Texas corporation. We changed our name to Group Management Corp in December 2001.

We have expanded our business into other areas during 2000 and 2001 through a series of acquisitions. In September 2000, we acquired 88.5% of the common stock of Swan Magnetics, Inc., developer of a proprietary ultra-high capacity floppy disk drive technology (which we sold in March 2002). During 2001, Swan Magnetics acquired 46% of the common stock of iTVr, Inc., which is developing next generation digital video recording technology. In January 2001, we acquired 35% of the common stock of CyberCoupons, Inc., a development stage company that intends to be a source for consumers to obtain coupons for grocery, health and beauty products over the Internet. We sold our interests in Swan Magnetics in March 2002.

In April 2001, we acquired SES-Corp., Inc., a professional employer organization pursuant to an Amended and Restated Asset Purchase Agreement and Agreement and Plan of Merger (the "Merger Agreement"). In the merger SES became a wholly owned subsidiary of ours. The shares of SES common stock outstanding immediately prior to the effective time of the merger were converted into the right to receive 590,964 shares of our common stock. 500,000 shares of our common stock were to be placed in an escrow account (the "Escrow Shares") to secure certain indemnification obligations set forth in the Merger Agreement.

Subsequent to our acquisition of SES, we became aware that SES was the subject of an investigation by the Internal Revenue Service relating to its actions prior to our acquisition of the company. SES also had some of its bank accounts frozen by a bank that claimed the accounts were overdrawn by over $30 million, and subsequently filed for bankruptcy protection. In light of these developments, we entered into an agreement with the two former shareholders of SES in August 2001 in which we disposed of SES by exchanging all of the issued and outstanding shares of SES for the Escrow Shares. Pursuant to the terms of the Agreement, these shareholders each retained 45,482 shares of our common stock issued to them under the Merger Agreement.

The cost of our acquisition and subsequent disposition of SES was approximately $522,000. Additionally, we recorded stock based compensation expense of approximately $2,300,000, related to the approximately 90,000 shares of stock currently held by the former shareholders of SES. While no claims against us are pending or threatened related to our former ownership of SES, in the future we could incur additional expenses related to such claims.

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

At December 31, 2001, we had current assets of approximately $239,642 and total assets of approximately $944,370.

RESULTS  OF  OPERATIONS

COMPARISON  OF  THE  YEARS  ENDED  DECEMBER  31,  2001  AND  DECEMBER  31,  2000

Revenues increased to $574,826 for the year ended December 31, 2001, compared to $396,300 for the comparable period in 2000. The increase was attributable principally to increased product sales. Cost of goods sold increased to $356,071 from $298,742 for the same periods. This increase was primarily due to increased product sales resulting from our participation in a major trade show during this period.

General and administrative expenses increased to $14,642,133 from $5,443,807. This increase was due primarily to expenses for shares issued in acquisitions, increased stock-based compensation and increased costs due to acquisitions and expansion of our operations. We also recorded interest expense of $28,872 and a depreciation of $147,679 during 2001.

Our net loss for the year ended December 31, 2001 was $14,599,929, compared to a net loss of $21,146,513 for the year ended December 31, 2000. The loss in 2001 is related primarily to expenses for shares issued in acquisitions, increased consulting, legal and accounting fees incurred in connection with acquisition activity and increased costs due to expansion of Company operations. The larger loss in 2000 was primarily related to the $18,039,591 expenses associated with the shares issued in our acquisition of Swan Magnetics, which was recorded as an expense for purchased in-process technology on our statement of operations.

The in-process technology consisted of a proprietary floppy disk drive technology that had reached prototype form. Our initial intent was to take this technology to market via strategic alliances with other companies providing parallel products and services to customers. We also believed the acquisition would provide us with needed cash and consolidate our common shareholders into one company. Initially, an Asian company expressed interest in acquiring Swan's technology. However, it was later determined that the technology has been replaced by inexpensive portable computer hard drives that have the capacity to store more information than Swan Magnetic's proprietary high-capacity floppy disk drive. Because we were unable to complete the sale of the technology prior to the development of more sophisticated technology by competitors, it was determined post-acquisition that we would be better served pursuing other revenue producing activities.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash used in operating activities was $2,847,396 for the year ended December 31, 2001 and $1,092,008 for the comparable period of 2000. We had approximately $98,000 in cash at December 31, 2001.

Operations for the year ended December 31, 2001 were financed principally through loans from institutional investors, SES-Corp., Inc., which was our subsidiary until August 8, 2001, and our Swan Magnetics, Inc. subsidiary. The loan proceeds totaled approximately $3.1 million. In addition, we obtained services or paid expenses through the issuance of common stock.

Our loan from SES-Corp., Inc. in the principal amount of $1 million was due in September 2001. Our $1.1 million convertible notes are due on January 1, 2003, and our note from Swan Magnetics in the principal amount of approximately $2.8 million. In addition, we obtained services or paid expenses through the issuance of common stock.

Our acquisition of Swan Magnetics in September 2000 generated cash of approximately $5,4000,000, of which $1,500,000 was restricted for payment of a promissory note to a vendor. Prior to obtaining funding from Swan Magnetics and subsequently acquiring Swan Magnetics in September 2000, we financed our losses from operations in 2001 and 2000 principally through the issuance of our common stock in private transactions and borrowings from our management and stockholders.

In addition, in both 2001 and 2000, we obtained services or paid expenses through the issuance of common stock.

Our loan from SES-Corp., Inc. in the principal amount of $1 million was due in September 2001. Our $1.1 million convertible notes are due on January 1, 2003,and our note from Swan Magnetics in the principal amount of approximately $2.8 million is due on August 1, 2003. We need to raise additional capital in order to satisfy these obligations. See "Certain Relationships and Related Transactions" and "Financing Agreements" for descriptions of the convertible notes and Swan Magnetics note.

On February 2, 2001 we issued $1.1 million of convertible notes to four investors in a private placement. The convertible notes mature on January 1, 2003 and bear interest at the rate of 6% per year. If we do not pay amounts on the notes when due, the outstanding amounts will bear interest at the rate of 20% per year. At the noteholders option, all principal and interest due on the notes becomes immediately due and payable upon an event of default as set forth in the notes. The events of default under the notes are described in this report under the section captioned "Convertible Notes". Among the events of default specified in the notes are the failure to pay any amounts when due under a note and the continuation of such nonpayment for 10 days. We did not make the interest payments due on the notes on December 1, 2001.

As part of the financing transactions involving the convertible notes, we agreed to file a registration statement for the resale by the note holders of the common stock underlying the convertible notes and to have the registration statement declared effective by June 17, 2001. Further, we agreed that if the registration statement was not declared effective by June 17, 2001, we would pay the note holders liquidated damages in the amount of 1% per month of the principal of the notes for the first 30 days and 2% per month thereafter. The registration statement was not declared effective by June 17, 2001 and has not been declared effective as of the time of the filing of this report.

On September 10, 2001 we entered into a Security Agreement with the note holders and certain of our shareholders, including Elorian Landers, our Chief Executive Officer and a director, and Thomas L. McCrimmon, a director. Under the Security Agreement, Mr. Landers and his wife pledged 3 million shares of our common stock, Mr. McCrimmon pledged 218,000 shares of our common stock and other shareholders pledged 1,785,000 shares of our common stock, all as security for our obligations under the financing agreements with the note holders. As part of this agreement, the note holders waived the default and penalties under the convertible note relating to the failure to make the registration statement effective by June 17, 2001, provided that we file an amendment to the registration statement by October 20, 2001 and cause the registration statement to be declared effective by December 10, 2001. In addition, the convertible note holders lent us an additional $55,000 for which we executed a promissory note agreeing to repay the $55,000 on the earlier of December 20, 2001 or on event of default under the Security Agreement. The promissory note has not yet been repaid.

On February 7, 2002, the convertible note holders declared a default on the notes for failure to have the registration statement declared effective and made demand for payment of the convertible notes and promissory notes. In addition, the collateral agent under the Security Agreement released 4,788,000 shares of our stock to the convertible note holders. The note holders further requested that we deliver an opinion to our transfer agent so that they would be able to sell in the public markets under SEC Rule 144 the shares released by the collateral agent and have the shares reissued in the note holders' names. One of the note holders has also submitted a notice to convert a portion of its notes into our common stock. Because of certain disputes with the note holders, we have not complied with these requests.

On or about March 21, 2002, the note holders filed a complaint in federal court naming Elorian Landers, his wife and us as defendants. In their complaint, the note holders allege, among other things, the following: breach of contract on the notes for failure to have an effective registration statement covering the resale of the common stock underlying the notes, failure to honor conversion requests and failure to repay the convertible notes and promissory notes. In their complaint, the note holders assert monetary damages and seek relief in the amount of $1,155,000 plus interest, liquidated damages and attorneys fees and other costs of enforcement for the breach of contract on the notes, unspecified monetary damages for failure to cause the registration statement to be effective and failure to take the steps necessary for the note holders to sell the shares under the Security Agreement pursuant to Rule 144, and unspecified damages for failure to honor conversion notices. In addition, the note holders are seeking an order directing us to cause the registration statement to be declared effective. The note holders have also alleged fraud in connection with the sale of the convertible notes.

We are presently seeking to obtain alternative financing to repay the convertible notes and to work out an arrangement with the note holders for resolution of these matters. If we are not able to obtain alternative financing and the note holders are successful in their action to collect on the notes, we would be unable to make payment in full on the notes and would consider all strategic alternatives available to us, possibly including a bankruptcy, insolvency, reorganization or liquidation proceeding or other proceeding under bankruptcy law or laws providing for relief of debtors. It is also possible that one of these types of proceedings could be instituted against us. In any event, the convertible notes must be repaid or refinanced by the original maturity date of January 1, 2003.

Management has taken steps to revise our operating and financial requirements to accommodate our available cash flow, including the temporary suspension of management and certain employee salaries. As a result of these efforts, management believes funds on hand, cash flow from operations and additional issuance of common equity will enable us to meet our liquidity needs for at least the foreseeable future. We need to raise additional cash, however, in order to satisfy our proposed business plan, to meet obligations, and expand our operations. Management is presently investigating potential financing transactions and acquisitions that management believes can provide additional cash for our operations and be profitable long-term. Management also intends to attempt to raise funds through private sales of our common stock. Although management believes that these efforts will enable us to meet our liquidity needs in the future, there can be no assurance that these efforts will be successful. In addition any adverse outcome under either of the legal actions pending against the Company could result in a material adverse effect on the Company financial position and its ability to fund obligations and operations and to raise additional capital.

GOING  CONCERN  CONSIDERATION

We have continued losses from operations, negative cash flow and liquidity problems. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

We have been able to continue based upon loans from institutional investors and our subsidiaries, and the financial support of certain of our stockholders. Management believes that actions presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern. Management is presently investigating potential financing transactions and acquisitions that management believes can provide additional cash for the operations and be profitable in both the short and long-term. Management also intends to attempt to raise funds through private sales of our common stock. Although management believes that these efforts will enable us to meet our liquidity needs in the future, there can be no assurance that these efforts will be successful.

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

BECAUSE WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FURTHER LOSSES, WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN. Historically, we have incurred losses from operations, and accumulated a deficit of $37,840,807 through December 31, 2001. Our stockholders' deficit at December 31, 2001 was ($4,952,242). We incurred losses of $14,599,929 and $21,146,313 for the years ended December 31, 2001 and 2000, respectively. Our independent accountants have included an explanatory paragraph in their report on our financial statements stating that our financial statements have been prepared assuming that we will continue as a going concern, but a substantial doubt exists as to our ability to do so because of these recurring losses from operations and our net capital deficiency.

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

ITEM  7.     FINANCIAL  STATEMENTS

Our audited Consolidated Financial Statements as of and for the years ended December 31, 2000 and 2001 are included on pages F-1 through F-21 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS  AND  EXECUTIVE  OFFICERS

The name, age and position of our executive officers and directors are as follows:

NAME . . . . . .  AGE  POSITION
----------------  ---  -------------------------------------------------

Elorian Landers.   53  Chief Executive Officer and Director
Thomas McCrimmon   58  Director
Clay Border. . .   36  Chief Development Officer, Secretary and Director

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

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, none of the required parties are delinquent in their 16(a) filings.

ITEM  10.     EXECUTIVE  COMPENSATION

SUMMARY  COMPENSATION  TABLE

The following table sets forth the summary of compensation paid to our named executive officers and directors in fiscal years 2000 through 2001. The "named executive officers" are our chief executive officer, regardless of compensation, and our only other executive officer who was serving as an executive officer at December 31, 2001 and whose annual salary and bonus exceeded $100,000.


                                                               LONG-TERM
                                              ANNUAL          COMPENSATION
                                           COMPENSATION          AWARDS
                                         ---------------    -------------------


                                                                SECURITIES
                                                               UNDERLYING ($)
NAME AND PRINCIPAL POSITION     YEAR     SALARY     Bonus       OPTIONS (#)
---------------------------     ----     ------     -----     ---------------


Elorian  Landers,
Chief  Executive  Officer
and  Director                   2001     $220,000  25,000          175,000
                                2000     $210,000       -                -

Eden  Kim,
Chairman  of  the  Board
and Secretary (1)               2001     $105,000       -           18,750
                                2000     $200,000       -                -

Tom McCrimmon, Director         2001            -  25,000          231,250
                                2000            -       -

Clay Border, Secretary
and Director                    2001     $ 87,500  25,000          206,250
                                2000            -       -                -


EMPLOYMENT  AGREEMENTS

On October 8, 2001, we entered into employment agreements with Elorian Landers, our Chief Executive Officer, and Clay Border, our Chief Development Officer. Mr. Lander's employment agreement provides for an annual base salary of $250,000 and Mr. Border's employment agreement provides for an annual base salary of $150,000. Each of the agreements also grants each of the employees a stock option giving them each the right to purchase up to 150,000 shares of our common stock at an exercise price of $.56 per share. The stock options expire on October 8, 2006. The option exercise price was 70% of the closing price of the common stock on the grant date, and was determined by the Board to be equal to fair market value because the common stock underlying the option is subject to transfer restrictions under applicable securities laws. One half of the stock options vested on the date of grant and the remaining 75,000 shares will vest over one year at a rate of 18,750 shares per quarter. The employment agreements also provide for reimbursement of certain expenses of each of the employees, including a car allowance of $800 per month, payment of cellular phone service and a health club membership.

In addition, pursuant to their respective agreements, we may terminate Mr. Landers and Mr. Border at any time for "cause," as defined in the agreement. In the event Mr. Landers or Mr. Border is terminated "without cause" or leaves his employment with us for "good reason," each as defined in the agreement, then upon termination he will receive a severance payment equal to his salary for the remainder of his term of employment. If Mr. Landers or Mr. Border is terminated without cause or with good reason within one year of a "change of control," as defined in the agreement, then upon such termination he will receive a severance package equal to two times the sum of his salary at the time of his termination plus any annual bonus he would have received for such period.
________________________________
(1) Mr.  Kim  resigned  from  these  positions  in  July  2001
(2) Mr.  Border  joined  the  Company  June  1,  2001

2000  OMNIBUS  SECURITIES  PLAN

Our board of directors adopted our 2000 Omnibus Securities Plan in October 2000. Under the plan, our employees, directors and consultants may be awarded options to purchase our common stock. We may also make awards of restricted common stock and grant stock appreciation rights under the plan. The maximum number of shares of common stock reserved and available for issuance under the plan is 500,000, subject to certain adjustments. We believe that the award of options, restricted stock and stock appreciation rights will provide incentive to key personnel as well as offer an attractive benefit for the new managers that we must recruit. To date, 500,000 shares of our common stock have been issued under the plan. The plan will be presented to stockholders for approval at our next annual meeting of stockholders. Awards that are made under the plan prior to it being approved by our stockholders are subject to such stockholder approval.

2002  OMNIBUS  SECURITIES  PLAN

Our board of directors adopted our 2002 Omnibus Securities Plan in March 2002. Under the plan, our employees, directors and consultants may be awarded options to purchase our common stock. We may also make awards of restricted common stock and grant stock appreciation rights under the plan. The maximum number of shares of common stock reserved and available for issuance under the plan during the first plan year is 500,000, subject to certain adjustments, and will increase to ten percent (10%) of the outstanding common stock in subsequent years. We believe that the award of options, restricted stock and stock appreciation rights will provide incentive to key personnel as well as offer an attractive benefit for the new managers that we must recruit. As of March 31, 2002, no shares of stock or options have been granted under the plan.

OPTION  GRANTS

The following table sets forth certain information concerning individual grants of stock options made during the last completed fiscal year to each of the named executive officers.







                     NUMBER OF           PERCENT OF
                     SECURITIES         TOTAL OPTIONS
                     UNDERLYING          GRANTED TO
                       OPTIONS          EMPLOYEES IN          EXERCISE
                       GRANTED           FISCAL YEAR           PRICE           EXPIRATION DATE
                     -----------        --------------        ---------        ---------------
NAME
----

Elorian Landers        156,250              24%               $   .56                (1)
Clay Border            206,250              35%                   .56                (1)
Tom McCrimmon          231,250              39%                   .56                (1)

OPTION  EXERCISES  AND  OPTION  VALUES

The following table sets forth certain information concerning the exercise of options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of such named executive officers' unexercised options on an aggregated basis.



                                                          NUMBER OF                           VALUE OF
                                                         SECURITIES                        UNEXERCISED IN-
                                                         UNDERLYING                          THE-MONEY
                                                        UNEXERCISED                       OPTIONS AT YEAR-
                                                          OPTIONS                            END ($)(1)
                                                       AT YEAR-END (#)                    ----------------
                                                      ----------------

                     SHARES            VALUE
                   ACQUIRED ON       REALIZED        UNEXERCISABLE/                       UNEXERCISABLE/
NAME               EXERCISE (#)        ($)            EXERCISABLE                          EXERCISABLE
----               ------------      --------       ------------------                -------------------

Elorian Landers       85,250        $ 20,460           56,250/119,750                    $    47,250/83,125
Clay Border           85,250        $ 20,460           56,250/168,750                    $   47,250/118,925
Tom McCrimmon         85,250        $ 20,460           56,250/197,750                    $   47,250/135,625

(1) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.

COMPENSATION  OF  DIRECTORS

Other than being reimbursed for the expenses incurred in attending meetings of the board of directors, members of our board of directors do not receive cash compensation for their services as a director. On July 14, 2000, we granted each of our outside directors an option to purchase 15,000 shares of our common stock at an exercise price of $15.00 per share. On the date of grant, 12,500 shares vested; the remaining shares vest at the rate of 25,000 shares per quarter over three years. Each vested portion of options expires three years after the date of vesting. An outside director will forfeit any unvested options upon his ceasing to serve as a director. As of October 10, 2001, 16,250 shares were vested under these options and 20,000 were forfeited because two of the outside directors granted options ceased to serve as directors of the Company.

On February 5, 2000, we granted Mr. McCrimmon an option to purchase 75,000 shares of our common stock at an exercise price of $5.00 per share. Twenty-five percent of the option vested on the date of grant, and 25% vests each six months thereafter. The option expires on August 5, 2004. We also paid Mr. McCrimmon $40,000 for consulting services he provided to the company in 2000. On October 8, 2001, we entered into a consulting agreement with Mr. McCrimmon, in which he agreed to provide us with consulting services in connection with the identification, analysis and evaluation of possible merger and acquisition opportunities. In consideration of Mr. McCrimmon's services, we granted him the option to purchase up to 150,000 shares of our common stock at an exercise price of $.56 per share. 75,000 shares vested on the date of grant and the remaining 75,000 vest over a one year period at a rate of 18,750 shares per quarter. The option exercise price was 70% of the closing price of the common stock on the grant date, and was determined by the Board to be fair market value because the common stock underlying the option is subject to transfer restrictions under applicable securities laws. The option expires on October 8, 2006.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2002, for the following: (1) each person who is known by us to own beneficially five percent or more of our outstanding common stock, (2) each of our directors and officers who beneficially own such shares and (3) our officers and directors as a group.

                                                     SHARES OF COMMON STOCK
NAME  OF  BENEFICIAL  OWNER                            BENEFICIALLY OWNED
---------------------------                         -------------------------
                                                    NUMBER (1)     PERCENT (2)
                                                    ----------     -----------
Elorian Landers (3)                                  796,924          20.2%
Eden Kim                                             460,282          14.9%
Clay Border                                          362,500           2.5%
Thomas L. McCrimmon (4)                              430,164           8.6%
Executive officers and directors
as a group (3 persons)                             1,589,588          31.3%
Alpha Capital Aktiengesellschaft                     267,139           7.9%
AMRO International, S.A.                             222,616           6.7%
Markham Holdings Ltd                                 311,662           9.2%
Stonestreet Limited Partnership                      178,092           5.5%


(1) Pursuant to Rule 13d-3 under the Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise, has or shares voting power and/or investment power as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment control within 60 days. The number of shares shown includes outstanding shares owned as of March 31, 2002, by the person indicated and shares underlying warrants and/or options owned by such person on March 31, 2002, that were exercisable within 60 days of that date.
(2) Based on 4,699,679BALBrian A. Lebrecht Update to as of 3/31/02. shares of common stock issued and outstanding as of the close of business on March 31, 2002.
(3) Includes 118,750 shares subject to options exercisable within 60 days of March 31, 2002.
(4) Includes 193,750 shares subject to options exercisable within 60 days of March 31, 2002. Mr. McCrimmon's address is 3816 West Linebaugh Avenue, Suite 200, Tampa, Florida 33624.
(5) Includes 168,750 shares subject to options exercisable within 60 days of March 31, 2002.
(6) Includes 263,389 shares of common stock issuable on conversion of convertible notes at an assumed conversion price of $1.13 per share, and 3,750 shares of common stock issuable on the exercise of immediately exercisable warrants. Alpha Capital Aktiengesellschaft's address is Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein.
(7) Includes 219,491 shares of common stock issuable on conversion of convertible notes at an assumed conversion price of $1.13 per share, and 3,125 shares of common stock issuable on the exercise of immediately exercisable warrants. Amro International's address is care of Ultra Finanz, Grossmuensterplatz 6, Zurich, Switzerland CH8022.
(8) Includes 307,287 shares of common stock issuable on conversion of convertible notes at an assumed conversion price of $1.13 per share, and 4,375 shares of common stock issuable on the exercise of immediately exercisable warrants. Markham Holdings Ltd.'s address is care of Mr. David Hassan, 50 Town Range, P.O. Box 472, Gibraltar.
(9) Includes 175,592 shares of common stock issuable on conversion of convertible notes at an assumed conversion price of $1.13 per share, and 2,500 shares of common stock issuable on the exercise of immediately exercisable warrants. Stonestreet Limited Partnership's address is care of Carol Harrop/Michael Finkelstein, 260 Town Center Blvd., Suite 201, Markham, ON, L3R 8H8.

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

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

A dispute has arisen between the Company and Eden Kim arising out of Kim's refusal to produce adequate financial statements, books, and records of Swan to the Company and its auditors. The Company believes these actions are a breach of the Voting Agreement and the Settlement Agreement and General Release Agreement, and as a result removed all of the Directors and Officers of Swan in February 2002, replacing them with Elorian Landers, Clay Border, and Thomas L. McCrimmon. As of the date of this filing, Mr. Kim has refused to acknowledge his removal as a Swan Director and Officers, and has refused to relinquish any of Swan's books and records.

We paid Thomas McCrimmon, one of our outside directors, $40,000 for consulting services provided to the company in 2000.

During 2000, Elorian Landers, our Chief Executive Officer and a director, advanced us an aggregate of $160,000, of which $93,000 has been repaid to date. These advances bear interest at six percent per year.

In September 2001, Mr. Landers and Mr. McCrimmon pledged 150,000 and 10,900 shares of our common stock, respectively, to a collateral agent for investors that purchased an aggregate of $1.1 million of our convertible notes due 2003. These stock pledges, and similar pledges of an aggregate of 1.785 million shares by four other shareholders, secure our obligations under financing agreements with the investors. See "Management's Discussion and Analysis - Subsequent Events -- Financing." In consideration of these stock pledges, which led the investors to waive an event of default and penalties under the notes, we entered into a Common Stock Issuance Agreement with each of these shareholders. Under this agreement, the shareholders agreed to pledge their shares as collateral for the notes, and we agreed to issue to each shareholder a number of shares of our common stock equal to 46% of the shares pledged by such shareholder. We also agreed to issue shares to each shareholder in the future equal to the number of his pledged shares that are foreclosed upon by the investors, if any.

On October 8, 2001, we entered into employment agreements with Elorian Landers and Clay Border, see "Employment Agreements" and a consulting agreement with Tom McCrimmon, one of our directors. See "Compensation of Directors."

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)      Exhibits
---      --------

 EXHIBIT  NO.     TITLE
 -----------     -----

2.1(1)     Agreement  and  Plan  of  Reorganization  between  GeeWhizUSA.com,
           Inc.  and  the  company
2.2(2)     Agreement  and Plan of Exchange between Swan Magnetics, Inc. and the  company
2.3(3      Agreement  and  Plan  of  Exchange, dated June 28, 2000, between
           Swan Magnetics,  Inc.  and  the  company
2.4(4) Amended and Restated Agreement and Plan of Exchange, dated June 28, 2000, among Swan Magnetics, Inc., certain stockholders of Swan Magnetics, Inc. and the company
2.5(5)     Form  of  Warrant  Certificate  issued to former stockholders of
           Swan  Magnetics,  Inc.
2.6(5) Reorganization Agreement and Plan of Exchange, dated July 15,2000, among CyberCoupons.com, Inc., certain stockholders of CyberCoupons.com, Inc. and the company
2.7(6) Amended and Restated Asset Purchase Agreement and Agreement and of Merger, dated March 31, 2001, among SES Acquisition 2001, Inc., Cheyenne Management Company, Inc., SES-Corp., Inc., certain other persons and the company
2.8(7) Agreement, dated as of August 8, 2001 among the company, Dennis Lambka and Ronald Bray
2.9(11)    Asset  and  Stock Purchase Agreement, dated October 24, 2001, by and among  GMS  Acquisition  LLC, Group Management Services, Inc.,
           E. Michael Kahoe, James  Kahoe  and  the  company
3.1(5)     Certificate  of  Incorporation
3.2(5)     Bylaws
4.1(5)     Specimen  Certificate  of  Common  Stock
4.2(8)     2000  Omnibus  Securities  Plan
10.1(5)    Office  Lease  between G.P.I. Development, Ltd. and the company
10.2(5) Lease Agreement, dated December 2, 1997, between Southwest Beltway Limited Partnership and Fyrglas, Inc.
10.3(5) Inventory Credit Line Agreement, effective as of January 22, 2001, between Swan Magnetics, Inc. and the company
10.4(5) Security Agreement, dated July 18, 2000, between Swan Magnetics, Inc. and the company
10.5(5) Secured Convertible Promissory Note issued by the company to Swan Magnetics, Inc. on July 18, 2000
10.6(5) Secured Promissory Note issued by the company to Swan Magnetics, Inc. on October 31, 2000
10.7(5) Secured Promissory Note issued by the company to Swan Magnetics, Inc. on December 12, 2000
10.8(5) Subscription Agreement, dated February 2, 2001, among AlphaCapital Aktiengesellschaft, AMRO International, S.A., MarkhamHoldings Ltd., Stonestreet Limited Partnership and the company
10.9(5) Form of Convertible Note issued by the company to Alpha Capital Aktiengesellschaft, AMRO International, S.A., Markham Holdings Ltd. and Stonestreet Limited Partnership on February 2, 2001

10.10(5) Form of Common Stock Purchase Warrant issued by the company toAlpha Capital Aktiengesellschaft, AMRO International, S.A., Markham Holdings Ltd. and Stonestreet Limited Partnership on
           February  2,  2001
10.11(5) Research and Development Agreement, dated November 15, 2000, between iTVr, Inc. and Swan Magnetics, Inc.
10.12(5)   Promissory  Note  issued  by the company to SES-Corp., Inc. on
           March  30,  2001
10.13(10)  Warrant,  dated  April  30,  2001,  issued by the company to Union
           Atlantic  Capital,  L.C.
10.14(9) Secured Promissory Note issued by the company to Swan Magnetics, Inc. on August 1, 2001
10.15(9)   Voting  Agreement,  dated  August 1, 2000, between the company and  Swan  Magnetics,  Inc.
10.16(9)   Settlement  Agreement  and  General  Release, dated August 1, 2000, between  the  company  and  Swan  Magnetics,  Inc.
10.17(9) Security Agreement, dated September 10, 2001, among Alpha Capital Aktiengesellschaft, AMRO International, S.A., Markham Holdings, Ltd., Stonestreet Limited Partnership, the Collateral Agent
           (as defined therein), the Shareholders (as defined therein) and the company
10.18(9) Common Stock Issuance Agreement, dated September 10, 2001, among the company and the Shareholders (as defined therein)
10.19(11)  Employment  Agreement,  effective  as  of  October 8, 2001, by and between  Elorian  Landers  and  the  company
10.20(11)  Employment  Agreement,  effective  as  of  October 8, 2001, by and between  Clay  Border  and  the  company
10.21(11)  Consulting  Agreement,  effective  as  of October 8, 2001, by and between  Thomas  L.  McCrimmon  and  the  company
21.1(11)   Subsidiaries
23.1(11)   Consent  of  Wrinkle,  Gardner  and  Company,  P.C.
----------------

(1)     Incorporated  by  reference  from  the  company's Current Report on Form
        8-Kdated  April  14,  2000,  as  filed  with the  SEC on April 17, 2000.

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

(9) Incorporated by reference from the company's Registration Statement on Form SB-2/A dated October 10, 2001.

(10) Incorporated by reference from the company's Registration Statement on Form SB-2 dated May 2, 2001.

(11)    Filed  herewith.

(b)     Reports  on  Form  8-K
---    ------------------------

On November 1, 2001, the Company filed an Amended Current Report on Form 8-K/A, which amended an 8-K filed on October 13, 2000 and further amended on May 9, 2001. The purpose of the amendment was to file historical financial statements of Swan and unaudited pro forma condensed financial data of the Company, which give effect to the Swan acquisition.

On August 30, 2001, the Company filed a Current Report on Form 8-K describing the disposition of its interest in SES-Corp., Inc.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GROUP  MANAGEMENT  CORP.


Date:     April  8,  2002              By:  /s/  Elorian  Landers
                                       ----------------------------
                                       Elorian  Landers,  Chief  Executive
                                       Officer  and  Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Elorian  Landers
-----------------------------------------------------------
Elorian  Landers,  Chief  Executive  Officer  and  Director
(Principal  Executive  Officer  and  Principal  Financial
Officer  and  Principal  Accounting  Officer)

/s/  Thomas  McCrimmon
-------------------------------
Thomas  McCrimmon,  Director


/s/  Clay  Border
---------------------------------------------------------
Clay  Border,  Chief  Development  Officer  and  Director

                              FINANCIAL STATEMENTS
                             GROUP MANAGEMENT CORP.

INDEX  TO  FINANCIAL  STATEMENTS
For  the  years  ended  December  31,  2001  and  2000

INDEX TO FINANCIAL STATEMENTS                                             F-1
  Independent  Auditors'  Report                                          F-2
  Consolidated  Balance  Sheet                                            F-3
  Consolidated Statements of Operations                                   F-4
  Consolidated  Statements  of  Changes  in  Stockholders'  Equity        F-5
  Consolidated Statements of Cash Flows                                   F-6
  Notes  to  Consolidated  Financial  Statements                      F-7 - F-21

INDEPENDENT  AUDITORS'  REPORT


To  the  Board  of  Directors  of  Group  Management  Corp.


We have audited the accompanying consolidated balance sheet of Group Management Corp (a Delaware corporation) as of December 31, 2001, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the two year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Group Management Corp. as of December 31, 2001, and the results of its operations and its cash flows for the two years then ended in conformity with U. S. generally accepted accounting principles.

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


April  10,  2002
Friendswood,  Texas

                             GROUP MANAGEMENT CORP.
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2001



ASSETS
CURRENT ASSETS:
 Cash                                                                                   $     97,911
 Accounts receivable - net                                                                     6,545
 Inventory                                                                                    89,186
 Due from shareholders                                                                        46,000
                                                                                        -------------

   Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .                     239,642

PROPERTY AND EQUIPMENT - NET                                                                 411,990

OTHER ASSETS - NET                                                                           292,738
                                                                                            --------
   Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $   944,370
                                                                                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .                 $   865,619
 Notes payable and capital lease obligations                                               5,030,993
                                                                                        -------------
 Total current liabilities                                                                 5,896,612



STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT:
 Common Stock, par value $.002, 150,000,000 shares authorized, 3,553,258 issued and outstanding
                                                                                               7,107
 Additional paid-in capital                                                               32,881,458
 Accumulated deficit                                                                     (37,840,807)
                                                                                        -------------

   Total stockholders' deficit . . . . . . . . . . . . . . . . . . . . .                  (4,952,242)
                                                                                         ------------
                                                                                            $944,370
                                                                                            ========
See  accompanying  summary  of  accounting  policies  and  notes  to  financial statements.


                             GROUP MANAGEMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR  THE  YEARS  ENDED  DECEMBER  31,  2001  AND  2000



                                                                                      2001            2000
                                                                                  -------------  -------------
REVENUES:
 Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   574,826  $    396,300

COST OF GOODS SOLD                                                                      356,071       298,742
                                                                                  -------------  -------------

GROSS PROFIT                                                                            218,755        97,558

OPERATING EXPENSES:
 General and administrative. . . . . . . . . . . . . . . . . . . . . . . . . . . .   14,642,133     5,443,807
 Purchased in-process technology . . . . . . . . . . . . . . . . . . . . . . . . .            -    18,039,591
 Depreciation expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      147,679        28,271
 Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28,872        58,716
                                                                                    -----------  -------------

                                                                                     14,818,684    23,570,385
                                                                                  -------------  -------------

OTHER INCOME:
 Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -       108,789
 Gain on sale of equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         8,000
                                                                                    -----------  -------------
                                                                                              -       116,789

MINORITY INTEREST                                                                             -    (2,209,725)
                                                                                  -------------  -------------

NET LOSS                                                                           $(14,699,929) $(21,146,313)
                                                                                  =============  =============
Basic and fully diluted net (loss) per share                                       $       (.25) $       (.57)
Weighted average shares outstanding pre-split on December 17, 2001                  (59,293,697)  (37,705,300)
                                                                                  =============  =============

See accompanying summary of accounting policies and notes to financial statements.

                             GROUP MANAGEMENT CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                       Common Stock
                                      -------------
                                  Number of                         Additional Paid in          Accumulated
                                   Shares             Amount             Capital                  Deficit           Total
                                -----------          -------       -------------------         ------------      -----------
Balance,
December  31,  1999              30,537,402       $   3,054        $      1,969,035            $  (2,094,565)    $  (122,476)
Shares issued for services        2,414,200             241               3,005,992                        -       3,006,233
Shares issued in acquisitions    20,000,000           2,000              21,185,859                        -      21,187,859
Shares exchanged for warrants    (9,091,855)           (909)                      -                        -            (909)
Shares issued for cash              213,450              21                 434,079                        -         434,110
Warrants issued for services              -               -                  71,860                        -          71,860
Net loss                                  -               -                       -              (21,146,313)    (21,146,313)
Balance,
December  31,  2000              44,073,197           4,407              26,666,825              (23,240,878)      3,430,354
Shares issued for services       21,603,100          43,206               5,322,966                                5,366,172
Shares  issued in acquisitions,
net of 10,000,000 cancelled
shares                            4,320,862           8,642               5,372,826                                5,381,468
Shares issued for cash              214,900             430                  43,468                                   43,898
Beneficial interest on
convertible debt                                                            468,258                                  468,258
Net loss                                                                                         (14,599,929)    (14,599,929)
Effect of unconsolidated
subsidiary                                                               (4,992,885)                              (4,992,885)
Effect  of  20  to  1
reverse  stock  split           (66,658,801)        (49,578)                                                         (49,578)
                                ------------        --------         --------------              ------------    ------------
Balance,
December  31, 2001                3,553,258      $    7,107        $     32,881,458            $ (37,840,807)    $(4,952,242)
                                ============     ==============    ================            ===============   =============

                             GROUP MANAGEMENT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                               2001           2000
                                                                                          -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (14,599,929)  $(21,146,313)
 Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
   Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -     (2,209,725)
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            122,879         28,271
   Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             24,800         12,650
   Purchased in process technology. . . . . . . . . . . . . . . . . . . . . . . . .                  -     18,039,591
   Stock based compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,698,062      3,078,093
   Beneficial interest on convertible debt. . . . . . . . . . . . . . . . . . . . .            468,258              -
 Changes in operating assets & liabilities:
   Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,489        (12,889)
   Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (11,247)         1,649
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (55,876)      (217,467)
   Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . . . .            485,168      1,334,132
                                                                                     ------------------  -------------

Net cash (used in) operating activities . . . . . . . . . . . . . . . . . . . . . .         (2,847,396)    (1,092,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired through purchase of subsidiary . . . . . . . . . . . . . . . . . . .                  -      5,404,338
 Purchase of equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (490,328)       (13,266)
 Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            102,200       (148,200)
                                                                                     ------------------  -------------

Net cash provided by (used in ) investing activities. . . . . . . . . . . . . . . .           (388,128)     5,242,872

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock issuance . . . . . . . . . . . . . . . . . . . . . . . . . . .             43,898        434,100
 Proceeds from notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,127,890         49,785
 Payments on notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (126,793)      (254,045)
 Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -     (1,500,000)
                                                                                     ------------------  -------------

Net cash provided by (used in) financing activities . . . . . . . . . . . . . . . .          3,044,995     (1,270,160)
                                                                                     ------------------  -------------

 Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . .           (190,529)     2,880,704

Cash and cash equivalents - beginning of year . . . . . . . . . . . . . . . . . . .            288,440          6,006
                                                                                     ------------------  -------------

Cash and cash equivalents - end of year . . . . . . . . . . . . . . . . . . . . . .  $          97,911   $  2,886,710
                                                                                     ==================  =============

Supplemental cash flow information:
 Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               -   $      3,562
                                                                                     ==================  =============
See accompanying summary of accounting policies and notes to financial statements.


                             GROUP MANAGEMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE  1  -  ORGANIZATION  AND  PRESENTATION

On March 9, 2001, IVG Corp changed its name from Internet Venture Group, Inc. to IVG Corp. and its state of incorporation from Florida to Delaware. The name change and reincorporation were accomplished by merging Internet Venture Group, Inc., a Florida corporation, into IVG Corp., a Delaware corporation formed for the purpose of these transactions. Each issued and outstanding share of common stock of Internet Venture Group, Inc. was automatically converted in the merger into one share of common stock of IVG Corp. The Company was incorporated in the state of Florida on March 19, 1987 under the name Sci Tech Ventures, Inc. and changed its name to Strategic Ventures, Inc. in May 1991. On October 18, 1999, Strategic Ventures, Inc. changed its name to Internet Venture Group, Inc. Effective December 31, 1999, the Company acquired all issued and outstanding shares of GeeWhiz.com, Inc. (a Texas Corporation) for 1,326,870 shares of the Company's stock by the purchase method. For accounting purposes, the acquisition was treated as a reverse acquisition (a recapitalization of GeeWhiz.com), with GeeWhiz.com, Inc. as the acquirer and Strategic Ventures, Inc. as the acquiree. The acquisition qualified as a reverse acquisition because the officers and directors of GeeWhiz.com assumed management control of the resulting entity and the value and ownership interest received by current GeeWhiz.com, Inc. stockholders exceeded that received by Strategic Ventures, Inc. In December 2001, the company changed its name to Group Management Corp (the Company)

The Company is a Houston-based human resource and technology company that focuses on the acquisition, development and operation of promising revenue-generating companies. The Company's business strategy is to acquire, develop and operate unique companies that are leaders in their commercial niche by virtue of a compelling business model, technology and/or proprietary service. The Company provides a value-added corporate structure intended to enable its portfolio companies to quickly leverage their expertise and deploy their business strategy by utilizing the management, financial and corporate resources of the Company. On September 28, 2000, the Company acquired ownership of approximately 88.5% of the issued and outstanding common stock of Swan Magnetics, Inc. (a California corporation), for shares of the Company's stock. Swan Magnetics, Inc., (Swan) which operates as a majority-owned subsidiary of the Company, is involved in the development of a proprietary ultra-high capacity, floppy disk drive technology.The transaction was accounted for under the purchase method. See Note 11. The Company sold its 88.5% interest in Swan in March 2002. See Note 15

The primary business of GeeWhiz.com, which now operates as a division of the Company, is the development, acquisition, marketing and distribution of proprietary products as specialty products and items for the worldwide gift, novelty and souvenir industries.


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

Principles  of  Consolidation
---------------------------

The Company's consolidated financial statements as of and for the year ended December 31, 2001 and 2000 reflect its operations on a consolidated basis and include the accounts of the Company, including its divisions, and its majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated. Swan Magnetics, Inc has not been consolidated for 2001 as the Company lacks control due to Swan's former CEO withholding financial records, making control impractible. Litigation has been initiated to gain control of the books and records.

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

Property  and  Equipment
----------------------

Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives:

Automobiles                         4  years
Manufacturing  Equipment            2  -  5  years
Furniture  and  Equipment           5  years
Leasehold  Improvements             5  years

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

Recent  Accounting  Pronouncements
------------------

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based on its fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001, although earlier adoption is permitted. The company does not expect that the adoption of these standards will have a material impact on its financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. We will apply this standard beginning in 2002. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

NOTE  3  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consisted  of  the  following:
                                                               December 31, 2001
                                                               -----------------

Furniture and equipment                                       $        308,407
Manufacturing equipment                                                109,670
Leasehold improvements                                                 170,381
Automobiles                                                             41,857
                                                               -----------------
                                                                       630,315

Less accumulated depreciation                                         (218,325)
                                                               -----------------
Net Property, Plant and Equipment                             $        411,990
                                                               =================



NOTE  4  -  OTHER  ASSETS

At  December  31,  2001,  other  assets  consisted  of  the  following:




                                                     Accumulated
                                 Historical Cost     Amortization     Book Value
                                -----------------    ------------     ----------

Licensing, patents, trademarks       $  364,846       $  127,984      $  236,862
Other  assets  (note  receivable)
                                         55,876                -          55,876
                                     ------------     -----------     ----------

                                     $  420,722       $   127,984     $  292,738
                                     ============     ===========     ==========



NOTE  5  -  NOTES  PAYABLE

Notes  payable  consisted  of  the  following:

                                                                                                December 31,
                                                                                                    2001
                                                                                               -------------

Borrowings against a $50,000 line-of-credit agreement with a financial institution             $     49,158
  Secured  by  a  general security agreement covering substantially all assets of
  the Company,   bearing an interest rate of 6.75% due on demand or May 2002 if no demand  is  made

Note  payable  to  an  individual  stockholder,  interest  at  8%, due on demand                     84,947
Notes  payable  on  two  stockholders,  interest  at  10.5%,  payable  on demand                     15,000
6% convertible notes to institutional investors (see Note 13)                                     1,100,000
Note  payable  to  finacing  company,  secured  by  2001  GMC Yukon bearing 3.9%
  interest,   requiring  monthly  principle  and  interest payments of $895, due
  December   2005                                                                                    39,395
Note  payable  to  financial institution, secured by company held certificate of deposit,  bearing interest  at 7.5%, due on demand or May 2002 if no demand is
  made                                                                                               99,000
Note payable to a company, interest at 8%, due on demand                                          2,625,000
Capital lease obligated (see Note 9)                                                                 18,493
Note payable to a company, interest at 10%, payable on demand                                     1,000,000
                                                                                                 -----------
                                                                                              $   5,030,993
                                                                                                 ===========

NOTE  6  -  INCOME  TAXES

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

Deferred income taxes reflect the net tax affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

                                                               December 31, 2001
                                                               -----------------
Deferred  tax  assets
    Net operating loss carryforwards                             $   37,840,807
    Valuation allowance for deferred tax assets                     (37,840,807)
                                                                  --------------
    Net deferred tax assets                                                   -
                                                                  ==============

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Company had net operating loss carryforwards for federal income tax purposes of approximately $37,840,807 and $23,240,878 as of December 31, 2001 and 2000, respectively.
These carryforwards, if not utilized to offset taxable income begin to expire in 2003. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE  7  -  CONVERTIBLE  PREFERRED  STOCK

After the acquisition of Swan Magnetics, Inc., there remained Swan convertible preferred stock outstanding, which had not been converted to Swan common stock or IVG common stock. After the acquisition of Swan, there were 612,957 shares of Series B outstanding with a historical cost of $221,000, 2,010,000 shares of Series D outstanding with a historical cost of $1,423,303 and 706,000 shares of Series G shares outstanding with a historical cost of $3,512,000. Upon acquisition, the preferred stock has been valued at $2,191,819, the liquidation preference value, due to the going concern question of Group Management Corp. The rights, preferences and privileges of the Swan Series B, D and G preferred stock holders are as follows:

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

Warrants
--------

There are outstanding common stock warrants attached to Series D and Series G preferred stock. The Series D preferred stock warrants give the warrant holder the right to purchase one share of Swan common stock at $0.83 per share. The Series G preferred stock warrants give the warrant holder the right to purchase shares of Swan common stock. The Series D warrants expired in 2001 and the Series G warrants expire in 2006.

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

NOTE  8  -  STOCK  COMPENSATION  PLANS

Stock  Option  Plan
-----------------

The Company has granted options to purchase shares of common stock to employees, directors, consultants, and investors at prices as determined by the Board of Directors, at date of grant. A summary of Company's stock options granted is presented below:


                                   Number of Shares    Weighted Average Exercise
                                   ----------------         Price per Share
                                                            ---------------

Balance, December 31, 1999              365,681               $     9.40
Granted                                 218,750                     5.40
Exercised                                     -                        -
Canceled                                      -                        -
                                      ------------             ------------

Balance, December 31, 2000              584,431                     7.80

Granted                               1,162,500                      .56
Exercised                               281,750                      .56
Canceled                                      -                        -
                                      ------------             ------------
                                               -
Balance December 31, 2001              1,465,181              $     3.46
                                      ============             ============


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

2000  Omnibus  Securities  Plan
----------------------------

The 2000 Omnibus Securities Plan ("2000 Plan") was adopted in October 2000 and reserved 500,000 shares of Group Management Corp. common stock for stock options, including incentive and non-qualified stock options, restrictive stock awards, unrestricted stock awards, performance stock awards, dividend equivalent rights, and stock appreciation rights to directors, officers, and key employees of the company and certain consultants.

The following summary presents information with regard to the securities issued under the 2000 Plan as of December 31, 2001:

Balance, December 31, 2001                            Number of Shares
--------------------------                            ----------------

Unrestricted stock awards:                                 54,010
Restricted stock awards:                                   11,975


Shares available under the 2000 Plan as of December 31, 2001 totaled 7,937,800. In accordance with APB 25, non-cash stock-based compensation expense of $1,066,607 has been recognized in the accompanying statements of operations for the year ended December 31, 2000 related to these stock awards. An equal amount has been recognized in shareholders' equity.

2002  Omnibus  Securities  Plan
----------------------------

The Board of Directors adopted the 2002 Ominbus Securities Plan in March 2002. Under the plan, our employees, directors and consultants may be awarded options to purchase common stock. The Company may also make awards of restricted common stock and grant stock appreciation rights under the plan. The maximum number of common stock reserved and available for issuance under the plan during the first plan year is 500,000, subject to certain adjustments, and will increase to ten percent (10%) of the outstanding common stock in subsequent years. As of March 31, 2002, no shares of stock or options have been granted under the plan.

Non-Employee  Directors  Stock  Option  Plan
----------------------------------------

The Non-Employee Directors Stock Option Plan adopted in July 2000 permitted the issuance of up to 45,000 shares of common stock to directors who are not employees of Group Management Corp. Under the plan, options to purchase 5000 shares of common stock at the fair market value on the date of grant are granted to each non-employee director annually. As of December 31, 2000, options for 15,000 shares had been granted to three non-employee directors under this plan, of which 7,500 shares are available for exercise. The exercise price of these options is $15.00 per share. The exercise price was deemed fair value by the Company's Board of Directors due to the uncertain public market for the shares, the vesting schedule of the shares and the restricted nature of the shares issuable upon exercise of the option.

On February 5, 2000, an option to purchase 3750 shares of common stock was granted to a member of the Board of Advisors as consideration for additional services he rendered to the Company. The option has an exercise price of $5.00 per share. On the date of grant, 100% of the shares were vested. The option expires August 5, 2004. Compensation expense was not recorded because the stock was not trading on the date of grant. The exercise price was deemed fair value by the Company's Board of Directors in light of the lack of public market for the shares, the vesting schedule of the shares and the restricted nature of the shares issuable upon exercise of the option.

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

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES

Operating  Leases
-----------------

The Company is involved in several operating leases including leases for office and warehouse space, telecommunication services, and screen printers. The lease commitments are as follows:
o Office facilities are leased for a minimum monthly payment of $9,988. The lease expires November 2002.
o Another office and warehouse facilities are leased for a minimum monthly payment of $6,719. The lease expires November 2005.
o The company leases two screen printers. One lease requires a minimum monthly payment of $130 and expires August 2002 and the other requires minimum monthly payments of $600 and expires August 2004.
o The Company also has a lease commitment for telecommunication services that require a minimum monthly lease of $1,306 with the lease expiring in December 2003.

The rent expense for the years ended December 31, 2001 and 2000 were $179,074 and $84,777, respectively.

The minimum future lease payments are summarized in the following table for the years ended December 31:


2002                     $  212,679
2003                        142,732
2003                        124,659
2004                        109,868
2005                              0
Thereafter                        0


Capital  Leases
---------------

The Company entered into a capital lease agreement for telephone equipment during 2001. As required by the Financial Accounting Standards Board and GAAP, the Company recorded the telephone system obtained through this capital lease as a fixed asset in the accompanying financial statements. The telephone system was recorded at a cost of $57,801 along with the related capital lease obligation in the same amount. During 2001 the Company recognized depreciation expense in the amount of $28,901. The capital lease requires minimum monthly principal and interest payments of $1363 and expires in November 2002. At the end of the lease the Company has the option to purchase the equipment at fair market value. The minimum principal payments due during the year ended December 31, 2002 are $18,493, and there are no commitments to make payments after 2002 under this agreement.

NOTE  10  - GOING  CONCERN

The  accompanying  financial statements have been prepared in conformity with U.
S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred substantial operating losses. As shown in the financial statements, the Company incurred net losses of $14,599,929, on gross sales of $574,826 for the year ended December 31, 2001. These factors indicate there is substantial doubt about the Company's ability to continue as a going concern. The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE  11  - ACQUISITION  OF  SUBSIDIARY

On September 28, 2000, the Company acquired ownership of approximately 88.5% of the common stock of Swan Magnetics, Inc. Swan is a hardware development company specializing in ultra high capacity floppy disk drives and media. As part of a two step purchase transaction, the Company exchanged 1,000,000 shares of restricted common stock for approximately 88.5% of the outstanding common shares of Swan. These shares were valued at $19,005,000 based upon the market value of shares issued, discounted for restrictions. The Company then offered, to those stockholders, an exchange of restricted common stock for warrants to purchase common stock at an exercise price equal to the market value on September 28, 2000, or $35.00. The warrants expire August 1, 2004. Stockholders exchanged an aggregate of 454,590 shares of restricted common stock of the Company for common stock warrants. The fair value of the common stock warrants was estimated on September 28, 2000 using the Black-Schoales option-pricing model with the following weighted-average assumption on stock warrants issued: an expected life of 18 months, expected volatility of 90%, and a dividend yield of 0%. This transaction adjusted the purchase price to approximately $21,188,000. The acquisition was accounted for using the purchase method. The assets and liabilities of Swan were recorded at fair market value, which approximates net book value on the date of acquisition. Upon consummation of the Swan acquisition, the Company expensed $18,040,000 representing purchased in-process technology that had not reached technological feasibility and had no alternative future use. The Company's statement of income includes the income and expenses of Swan for the three months ended December 31, 2000, in accordance with the purchase method of accounting.

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

NOTE  12  - ACQUISITIONS

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

CyberCoupons was formed to be an Internet source for consumers to obtain on-line-printable manufacturer coupons for grocery, household and beauty products. The Company does not intend to pursue this business venture.

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

NOTE  13  - CONVERTIBLE  NOTES

On February 2, 2001, Alpha Capital Aktiengesellschaft, AMRO International, S.A., Markham Holdings Ltd. and Stonestreet Limited Partnership (the "investors") purchased from the company an aggregate $1,100,000 of its 6% convertible notes due 2003. The notes are secured by 250,150 shares of the company's com on stock that has been pledged by six of its shareholders, including two of its directors.

Until a note is paid in full, the holder of a note may convert the outstanding principal and interest due on the note into shares of the company's common stock at a conversion price equal to the lower of (1) $1.5825 and (2) 85% of the average of the three lowest closing bid prices for our common stock on the principal market on which it is trading for the 22 trading days prior to but not including the date of conversion of the note. As of October 8, 2001, and at an assumed conversion price of $1.13 per share, the notes would have been convertible into 965,759 shares of the company's common stock. This number of shares could be significantly higher in the event of a decrease in the closing bid price of the company's common stock. The notes are payable on January 1, 2003.

The Company is also obligated to issue additional shares of common stock to the investors if the closing bid price of its common stock is not equal to or greater than $2.374 for 10 consecutive trading days during the 180-day period beginning on the effective date of the registration statement filed to register the shares underlying the convertible notes.

In consideration for their investment, the Company issued the investors warrants to purchase an aggregate of 13,750 shares of common stock at an exercise price of $32.94. These warrants expire on February 2, 2006. In partial consideration for serving as the Company's financial advisor and private placement agent in connection with the issuance of the notes, the Company issued Union Atlantic Capital, L.C. a warrant to purchase 50,000 shares of common stock at an exercise price of $1.647. This warrant expires April 30, 2005. The exercise price of $1.647 represents 120% of the average closing price of the company's common stock for the five trading days prior to February 2, 2001, the date of issuance of the notes.

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

NOTE  14  - SUBSEQUENT  EVENTS  -  FINANCING  AGREEMENT

On April 2, 2002 the Company announced that it has engaged Roger Shelley and The Shelley Group LLC to provide the capital foundation for its plan to acquire a range of human resource services firms and blend them into a consolidated business model.

The Company has engaged with The Shelley Group because it believes Shelley can successfully drive its capital formation needs, assist in the alignment of its plan with the needs of investors, and help increase investor awareness of its HR rollup. The funding objective to successfully execute its plan consists of raising $6.0 million, primarily through the issuance of common stock.

The Shelley Group LLC provides strategic senior management counseling and financing to early and mezzanine stage companies. The company also provides value-added services in the areas of capital formation; development of strategic alliances; corporate and investor relations and venture development. The Shelley Group works closely with its client's senior management to assist in the development of their business plans, sales and marketing projections, and growth targets.

NOTE  15  - SUBSEQUENT  EVENTS  -  SALE  OF  A  SUBSIDARY

On March 6, 2002, the Company sold its entire ownership in Swan Magnetics to Lumar Worldwide Industries, Inc, for $2.5 million to be paid by a promissory note payable in seven years. The transaction is in line with a strategic decision to focus on its consolidation of the business services industry, and its equity in Swan no longer fits with its business plan.

A key asset of Swan Magnetics is its interest in iTVr technology, which is used in the manufacture of set-top boxes. Swan had previously acquired a 46% equity interest in iTVr Inc. Swan is also the developer of its UHC ("ultra high-capacity") removable disk drive that combines high performance and high capacity in a standard floppy-disk form-factor.

Lumar Worldwide Industries, Inc. and its strategic partners develop software applications for digital technologies, which fit with Swan's iTVr technology.

NOTE  16  - RELATED  PARTY  TRANSACTIONS  -  2000

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

The Company granted a member of the board of advisors an option to purchase 3750 shares of common stock as consideration for services rendered to the Company. The option has an exercise price of $5.00 and expires on August 5, 2004. On the grant date, February 5, 2000, 25% of the shares vested. The remaining shares vest at the rate of 25% each six months thereafter. The Company's Board of Directors deemed the exercise price fair value in light of the lack of public market for the shares, the vesting schedule of shares and the restricted nature of the shares upon exercise of the option.

NOTE  17  - LEGAL  PROCEEDINGS

CONVERTIBLE NOTE HOLDERS. On February 2, 2001 we issued $1.1 million of convertible notes to four investors in a private placement. The convertible notes mature on January 1, 2003 and bear interest at the rate of 6% per year.

As part of the financing transactions involving the convertible notes, the Company agreed to file a registration statement for the resale by the note holders of the common stock underlying the convertible notes and to have the registration statement declared effective by June 17, 2001. The registration statement was not declared effective by June 17, 2001 and has not been declared effective as of the time of the filing of this report.

On September 10, 2001 the Company entered into a Security Agreement with the noteholders and certain shareholders, including Elorian Landers, Chief Executive Officer and a director, and Thomas L. McCrimmon, a director. Under the Security Agreement, Mr. Landers and his wife pledged 150,000 shares of common stock, Mr. McCrimmon pledged 10,900 shares of common stock and other shareholders pledged 89,250 shares of common stock, all as security for the obligations under the financing agreements with the noteholders. As part of this agreement, the note holders waived the default and penalties under the convertible notes for failure to make the registration statement effective by June 17, 2001, provided that the Company file an amendment to the registration statement by October 20, 2001 and cause the registration statement to be declared effective by December 10, 2001. The note holders also lent the Company an additional $55,000 and the Company signed a promissory note agreeing to repay this amount by the earlier of December 2001 or the occurrence of an event of default under the Security Agreement.

On February 7, 2002, the convertible note holders declared a default on the notes for failure to have the registration statement declared effective and made demand for payment of the convertible notes and promissory notes. In addition, the collateral agent under the Security Agreement released 239,400 shares of stock to the convertible note holders. The note holders further requested that the Company deliver an opinion to the transfer agent so that they would be able to sell in the public markets under SEC Rule 144 the shares released by the collateral agent and have the shares reissued in the note holders' names. One of the note holders has also submitted a notice to convert a portion of its notes into common stock. Because of certain disputes with the note holders, the Company have not complied with these requests.

On or about March 21, 2002, Alpha Capital Aktiengesellschaft, Amro International, S. A., Markham Holdings, LTD, and Stonestreet Limited Partnership, the holders of the convertible notes, filed a complaint in United States District Court for the Southern District of New York naming the Company, Elorian Landers and his wife as defendants. In their complaint, the note holders allege, among other things, the following:

o fraud in connection with the sale of the convertible notes resulting from alleged misrepresentations as to the Company's cash position;

o breach of contract on the notes for failure to have an effective registration statement covering the resale of the common stock underlying the notes;

o     failure  to  honor  conversion  requests;

o     failure  to  repay  the  convertible  notes  and  promissory  notes  and ;

o     anticipatory  breach  of  contract  on  the  notes.

In their complaint, the noteholders assert monetary damages and seek relief (i) in the amount of $1,155,000 plus interest, liquidated damages and attorneys fees and other costs of enforcement for the breach of contract on the notes, (ii) unspecified monetary damages for failure to cause the registration statement to be effective and failure to take the steps necessary for the noteholders to sell the shares under the Security Agreement pursuant to Rule 144, and (iii) unspecified damages for failure to honor conversion notices. In addition, the noteholders are seeking an order directing the Company to (i) cause the registration statement to be effective, (ii) to enforce conversion of the notes into common stock, and (iii) to have the Company and the Landers take necessary actions to permit plaintiffs to sell the common stock received from the collateral agent under Rule 144.

SWAN

In March 2002, the Company was served with a lawsuit brought by Swan Magnetics, Inc. in the Superior Court of the state of California, County of Santa Clara. The only defendant in the action is the Company.

The Complaint alleges, among other things, that the Company breached its obligations under a promissory note in the principal amount of $2,843,017, that the Company has breached its obligations under a series of settlement documents entered into between Swan and the Company, and that the Company has interfered with contractual relationships between Swan and certain third parties. The total relief sought by Swan is $3,040,000, plus interest, costs and punitive damages.

The Company is vigorously defending this lawsuit although the Company believes that the actions lack merit. The cases are at a stage where no discovery has been taken and no prediction can be made as to the outcome of these cases.