Form 10KSB/A
period 2001-12-31
GROUP MANAGEMENT CORP
filed 2002-05-02
CIK 826674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                  FIRST AMENDED
                                  FORM 10-KSB/A
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

     As of March 31, 2002, the aggregate market value of the common stock of the issuer held by non-affiliates, based on the average bid and asked price of the common stock as quoted on the OTC Bulletin Board, was $4,850,197. As of March 31, 2002, 4,699,679 shares of common stock of the issuer were outstanding.


         Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                           GROUP MANAGEMENT CORP.
                                FORM 10-KSB


                                TABLE OF CONTENTS

PART  I                                                                        2

  ITEM  1.  DESCRIPTION  OF  BUSINESS.                                         2
    OVERVIEW                                                                   2
    PORTFOLIO  COMPANIES                                                       2
    PENDING  ACQUISITIONS                                                      4
    BUSINESS  STRATEGY                                                         5
    EVALUATION  OF  POTENTIAL  ACQUISITIONS                                    5
    COMPETITION                                                                6
    INTELLECTUAL  PROPERTY                                                     7
    EMPLOYEES                                                                  7
    FORWARD-LOOKING  STATEMENTS                                                7
  ITEM  2   DESCRIPTION  OF  PROPERTY                                          8
  ITEM  3.  LEGAL  PROCEEDINGS                                                 8
SWAN MAGNETICS, INC.                                                           9
  ITEM  4   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS       10

PART  II                                                                      11

  ITEM  5   MARKET  FOR  COMMON  EQUITY AND RELATED STOCKHOLDER MATTERS       11
    MARKET  PRICE  INFORMATION                                                11
    DIVIDENDS                                                                 11
    RECENT  SALES  OF  UNREGISTERED  SECURITIES                               11
  ITEM  6   MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATIONS      13
    OVERVIEW                                                                  13
    RESULTS  OF  OPERATIONS                                                   14
    COMPARISON  OF  THE  YEARS  ENDED DECEMBER 31, 2001 AND
    DECEMBER 31, 2000                                                         14
    LIQUIDITY  AND  CAPITAL  RESOURCES                                        14
    GOING  CONCERN  CONSIDERATION                                             16
  RISK  FACTORS                                                               17
    RISKS  ASSOCIATED  WITH  OUR  BUSINESS                                    17
  ITEM  7.  FINANCIAL  STATEMENTS                                             18
  ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL  DISCLOSURE                              18
PART  III
                                                                              19
  ITEM  9   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
            AND CONTROL PERSONS; COMPLIANCE  WITH  SECTION  16(a)
            OF  THE  EXCHANGE  ACT.                                           19
    DIRECTORS  AND  EXECUTIVE  OFFICERS                                       19
    SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE              19
  ITEM  10. EXECUTIVE  COMPENSATION                                           20
    SUMMARY  COMPENSATION  TABLE                                              20
    EMPLOYMENT  AGREEMENTS                                                    20
    2000  OMNIBUS  SECURITIES  PLAN                                           21
    OPTION  GRANTS                                                            21
    OPTION  EXERCISES  AND  OPTION  VALUES                                    22
    COMPENSATION  OF  DIRECTORS                                               22
  ITEM  11  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
            OWNERS AND MANAGEMENT                                             23
  ITEM  12  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS                24
  ITEM  13. EXHIBITS  AND  REPORTS  ON  FORM  8-K.                            25
INDEX TO FINANCIAL STATEMENTS                                                  1
SWAN                                                                          14

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

GEEWHIZ

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

PENDING  ACQUISITIONS

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



                                BID PRICE
                             ----------------
                             LOW         HIGH
                             ----------------
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

ITEM  7.     FINANCIAL  STATEMENTS

Our audited Consolidated Financial Statements as of and for the years ended December 31, 2000 and 2001 are included on pages F-1 through F-20 of this report.

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

______________________________
1   Mr. Kim resigned from these positions in July 2001
2   Mr. Border joined the Company June 1, 2001

2000  OMNIBUS  SECURITIES  PLAN

Our board of directors adopted our 2000 Omnibus Securities Plan in October 2000. Under the plan, our employees, directors and consultants may be awarded options to purchase our common stock. We may also make awards of restricted common stock and grant stock appreciation rights under the plan. The maximum number of shares of common stock reserved and available for issuance under the plan is 500,000, subject to certain adjustments. We believe that the award of options, restricted stock and stock appreciation rights will provide incentive to key personnel as well as offer an attractive benefit for the new managers that we must recruit. To date, 65,985 shares of our common stock have been issued under the plan. The plan will be presented to stockholders for approval at our next annual meeting of stockholders. Awards that are made under the plan prior to it being approved by our stockholders are subject to such stockholder approval.

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



                                                         SHARES OF COMMON STOCK BENEFICIALLY OWNED
                                                         ------------------------------------------
NAME OF BENEFICIAL OWNER
-------------------------------------------------------
                                                         NUMBER (1)                                  PERCENT (2)
                                                         ------------------------------------------  -----------
Elorian Landers (3) . . . . . . . . . . . . . . . . . .                                     796,924        20.2%
Eden Kim. . . . . . . . . . . . . . . . . . . . . . . .                                     460,282        14.9%
Clay Border . . . . . . . . . . . . . . . . . . . . . .                                     362,500         2.5%
Thomas L. McCrimmon (4) . . . . . . . . . . . . . . . .                                     430,164         8.6%
Executive officers and directors as a group (3 persons)                                   1,589,588        31.3%
Alpha Capital Aktiengesellschaft. . . . . . . . . . . .                                     267,139         7.9%
AMRO International, S.A.. . . . . . . . . . . . . . . .                                     222,616         6.7%
Markham Holdings Ltd. . . . . . . . . . . . . . . . . .                                     311,662         9.2%
Stonestreet Limited Partnership . . . . . . . . . . . .                                     178,092         5.5%

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

                                              GROUP  MANAGEMENT  CORP.


Date:     April  29,  2002                    By:  /s/  Elorian  Landers
                                              ---------------------------------
                                              Elorian  Landers,  Chief Executive
                                              Officer  and  Director


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

                        Wrinkle, Gardner & Company, P. C.
                          Certified Public Accountants
                           211 E. Parkwood, Suite 100
                            Friendswood, Texas 77546
                                 (281) 992-2200

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  of  Group  Management  Corp.


We have audited the accompanying consolidated balance sheet of Group Management Corp (a Delaware corporation) as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit
We conducted our audit in accordance with U. S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


/s/  Wrinkle,  Gardner  &  Company,  P.C.
Friendswood,  Texas
April  10,  2002

                             GROUP MANAGEMENT CORP.
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2001



ASSETS
CURRENT ASSETS:
 Cash                                                                                             $     97,911
 Accounts receivable - net                                                                               6,545
 Inventory                                                                                              89,186
 Due from shareholders                                                                                  46,000
                                                                                                  -------------

   Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     239,642

PROPERTY AND EQUIPMENT - NET                                                                           411,990

OTHER ASSETS - NET                                                                                     292,738
                                                                                                  -------------
   Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $   944,370
                                                                                                  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . .                 $   865,619
 Notes payable and capital lease obligations                                                         5,030,993
                                                                                                  -------------
 Total current liabilities                                                                           5,896,612


STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT:
 Common Stock, par value $.002, 150,000,000 shares authorized, 3,553,258
 Issued and outstanding                                                                                  7,107
 Additional paid-in capital                                                                         33,500,208
 Accumulated deficit                                                                               (38,459,557)
                                                                                                  -------------

   Total stockholders' deficit . . . . . . . . . . . . . . . . . . . . . . . . . .                  (4,952,242)
                                                                                                  -------------
                                                                                                   $   944,370
                                                                                                  =============
See accompanying summary of accounting policies and notes to financial statements.


                             GROUP MANAGEMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                       2001           2000
                                               -------------  -------------
REVENUES:
 Sales . . . . . . . . . . . . .               $   574,826    $    396,300

COST OF GOODS SOLD                                 356,071         298,742
                                               -------------  -------------

GROSS PROFIT                                       218,755          97,558

OPERATING EXPENSES:
 General and administrative. . .                15,260,883       5,443,807
 Purchased in-process technology                         -      18,039,591
 Depreciation expense. . . . . .                   147,679          28,271
 Interest expense. . . . . . . .                    28,872          58,716
                                               -------------  -------------

                                                15,437,434      23,570,385
                                               -------------  -------------

OTHER INCOME:
 Interest income . . . . . . . .                         -         108,789
 Gain on sale of equipment . . .                         -           8,000
                                               -------------  -------------
                                                         -         116,789

MINORITY INTEREST                                        -      (2,209,725)
                                               -------------  -------------

NET LOSS                                      $(15,218,679)   $(21,146,313)
                                               =============  =============


Basic and fully diluted net (loss) per share          (.26)           (.57)
Weighted average shares outstanding,
pre-split  on  December  17,  2001              59,293,697      37,705,300


See accompanying summary of accounting policies and notes to financial statements.

                            GROUP MANAGEMENT CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                         Common Stock
                                        -------------
                                  Number of                         Additional Paid in          Accumulated
                                   Shares             Amount             Capital                  Deficit           Total
                                -----------          -------       -------------------         ------------      -----------
Balance,
December  31,  1999              30,537,402       $   3,054        $      1,969,035            $  (2,094,565)    $  (122,476)
Shares issued for services        2,414,200             241               3,005,992                        -       3,006,233
Shares issued for cash              213,450              21                 434,079                        -         434,100
Shares issued in acquisitions    20,000,000           2,000              19,003,000                        -      19,005,000
Shares exchanged for warrants    (9,091,855)           (909)              2,182,859                        -       2,181,950
Warrants issued for services              -               -                  71,860                        -          71,860
Net loss                                  -               -                       -              (21,146,313)    (21,146,313)
Balance,
December  31,  2000              44,073,197           4,407              26,666,825              (23,240,878)      3,430,354
Shares issued for services       21,603,100          43,206               5,941,716                        -       5,984,922
Shares  issued in acquisitions,
net of 10,000,000 cancelled
shares                            4,320,862           8,642               5,372,826                        -       5,381,468
Shares issued for cash              214,900             430                  43,468                        -          43,898
Beneficial interest on
convertible debt                          -               -                 468,258                        -         468,258
Effect of unconsolidated
subsidiary                                -               -              (4,992,885)                       -      (4,992,885)
Effect  of  1  to  20
reverse  stock  split           (66,658,801)        (49,578)                      -                        -         (49,578)
Net loss                                  -               -                       -              (15,218,679)    (15,218,679)
                                ------------        --------         --------------              ------------    ------------
Balance,
December  31, 2001                3,553,258      $    7,107        $     33,500,208            $ (38,459,557)    $(4,952,242)
                                ============     ==============    ================            ===============   =============

See Accompanying summary of accounting policies and notes to financial statements.

                             GROUP MANAGEMENT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                     2001                       2000
                                                                           ---------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (loss) . . . . . . . . . . . . . . . . . . . . .                      $  (15,218,679)           $   (21,146,313)
 Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
   Minority interest. . . . . . . . . . . . . . . . .                                   -                 (2,209,725)
   Depreciation . . . . . . . . . . . . . . . . . . .                             122,879                     28,271
   Amortization . . . . . . . . . . . . . . . . . . .                              24,800                     12,650
   Purchased in process technology. . . . . . . . . .                                   -                 18,039,591
   Stock based compensation . . . . . . . . . . . . .                          11,316,812                  3,078,093
   Beneficial interest on convertible debt. . . . . .                             468,258                          -
 Changes in operating assets & liabilities:
   Accounts receivable. . . . . . . . . . . . . . . .                              20,489                    (12,889)
   Inventory. . . . . . . . . . . . . . . . . . . . .                             (11,247)                     1,649
   Other assets . . . . . . . . . . . . . . . . . . .                             (55,876)                  (217,467)
   Accounts payable and accrued expenses. . . . . . .                             485,168                  1,334,132
                                                                           ---------------           ----------------

Net cash (used in) operating activities . . . . . . .                          (2,847,396)                (1,092,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired through purchase of subsidiary . . . .                                   -                  5,404,338
 Purchase of equipment. . . . . . . . . . . . . . . .                            (490,328)                   (13,266)
 Notes receivable . . . . . . . . . . . . . . . . . .                             102,200                   (148,200)
                                                                           ---------------           ----------------

Net cash provided by (used in ) investing activities.                            (388,128)                 5,242,872

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock issuance . . . . . . . . . . . .                              43,898                    434,100
 Proceeds from notes payable. . . . . . . . . . . . .                           3,127,890                     49,785
 Payments on notes payable. . . . . . . . . . . . . .                            (126,793)                  (254,045)
 Restricted cash. . . . . . . . . . . . . . . . . . .                                   -                 (1,500,000)
                                                                           ---------------           ----------------

Net cash provided by (used in) financing activities .                           3,044,995                 (1,270,160)
                                                                           ---------------           ----------------

 Increase (decrease) in cash and cash equivalents . .                            (190,529)                 2,880,704

Cash and cash equivalents - beginning of year . . . .                             288,440                      6,006
                                                                           ---------------           ----------------

Cash and cash equivalents - end of year . . . . . . .                      $       97,911            $     2,886,710
                                                                           ===============           ================

Supplemental cash flow information:
 Cash paid for interest . . . . . . . . . . . . . . .                      $            -            $         3,562
                                                                           ===============           ================

See accompanying summary of accounting policies and notes to financial statements.

                             GROUP MANAGEMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE  1  -  ORGANIZATION  AND  PRESENTATION

On March 9, 2001, IVG Corp changed its name from Internet Venture Group, Inc. to IVG Corp. and its state of incorporation from Florida to Delaware. The name change and reincorporation were accomplished by merging Internet Venture Group, Inc., a Florida corporation, into IVG Corp., a Delaware corporation formed for the purpose of these transactions. Each issued and outstanding share of common stock of Internet Venture Group, Inc. was automatically converted in the merger into one share of common stock of IVG Corp. The Company was incorporated in the state of Florida on March 19, 1987 under the name Sci Tech Ventures, Inc. and changed its name to Strategic Ventures, Inc. in May 1991. On October 18, 1999, Strategic Ventures, Inc. changed its name to Internet Venture Group, Inc. Effective December 31, 1999, the Company acquired all issued and outstanding shares of GeeWhiz.com, Inc. (a Texas Corporation) for 1,326,870 shares of the Company's stock by the purchase method. For accounting purposes, the acquisition was treated as a reverse acquisition (a recapitalization of GeeWhiz.com), with GeeWhiz.com, Inc. as the acquirer and Strategic Ventures, Inc. as the acquiree. The acquisition qualified as a reverse acquisition because the officers and directors of GeeWhiz.com assumed management control of the resulting entity and the value and ownership interest received by current GeeWhiz.com, Inc. stockholders exceeded that received by Strategic Ventures, Inc. In December 2001, the company changed its name to Group Management Corp (the Company)

The Company is a Houston-based human resource and technology company that focuses on the acquisition, development and operation of promising revenue-generating companies. The Company's business strategy is to acquire, develop and operate unique companies that are leaders in their commercial niche by virtue of a compelling business model, technology and/or proprietary service. The Company provides a value-added corporate structure intended to enable its portfolio companies to quickly leverage their expertise and deploy their business strategy by utilizing the management, financial and corporate resources of the Company. On September 28, 2000, the Company acquired ownership of approximately 88.5% of the issued and outstanding common stock of Swan Magnetics, Inc. (a California corporation), for shares of the Company's stock. Swan Magnetics, Inc., (Swan) which operates as a majority-owned subsidiary of the Company, is involved in the development of a proprietary ultra-high capacity, floppy disk drive technology. The transaction was accounted for under the purchase method. See Note 11. The Company sold its 88.5% interest in swan in March 2002.

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

Principles  of  Consolidation
-----------------------------

The Company's consolidated financial statements as of and for the year ended December 31, 2001 and 2000 reflect its operations on a consolidated basis and include the accounts of the Company, including its divisions, and its majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated. Swan Magnetics, Inc has not been consolidated for 2001 as the Company lacks control due to Swan's former CEO withholding financial records, making control impracticable. Litigation has been initiated to gain control of the books and records.

Cash  and  Cash  Equivalents
----------------------------

The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. This amount is not consolidated in 2001.

Inventories
-----------

Inventories are stated at cost, determined using the first-in, first-out (FIFO) method, which is not in excess of market. Finished products comprise all of the Company's inventories.

Property  and  Equipment
------------------------

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

Patents,  Trademarks,  and  Licenses
------------------------------------

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

Revenue  Recognition
--------------------

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

Income  Taxes
-------------

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

Net  Earnings  (Loss)  Per  Share
---------------------------------

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

Fair  Value  of  Financial  Instruments
---------------------------------------

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

Use  of  Estimates
------------------

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

Recent  Accounting  Pronouncements
----------------------------------

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

NOTE  3  -  PROPERTY  AND  EQUIPMENT



Property and equipment consisted of the following:
                                                    December 31, 2001
                                                    -------------------

Furniture and equipment. . . . . . . . . . . . . .  $          308,407
Manufacturing equipment. . . . . . . . . . . . . .             109,670
Leasehold improvements . . . . . . . . . . . . . .             170,381
Automobiles. . . . . . . . . . . . . . . . . . . .              41,857
                                                    -------------------
                                                               630,315

Less accumulated depreciation. . . . . . . . . . .            (218,325)
                                                    -------------------
Net Property, Plant and Equipment. . . . . . . . .  $          411,990
                                                    ===================

NOTE  4  -  OTHER  ASSETS

     At  December  31,  2001,  other  assets  consisted  of  the  following:





                                             Historical Cost   Accumulated Amortization   Book Value
                                             ----------------  -------------------------  -----------

     Licensing, patents, trademarks.        $        364,846    $              127,984    $   236,862
     Other assets (note receivable)                   55,876                         -         55,876
                                             ----------------  -------------------------  -----------

                                            $        420,722    $              127,984    $   292,738
                                             ================  =========================  ===========

NOTE  5  -  NOTES  PAYABLE

     Notes  payable  consisted  of  the  following:

                                                                                                December 31,
                                                                                                    2001
                                                                                               -------------

Borrowings against a $50,000 line-of-credit agreement with a financial institution             $     49,158
      Secured  by  a  general security agreement covering substantially all assets of the Company, bearing an interest rate of 6.75% due on demand or May  2002 if no demand  is  made

Note  payable  to  an  individual  stockholder,  interest  at  8%, due on demand                     84,947
Notes payable  on  two  stockholders,  interest  at  10.5%,  payable  on demand                      15,000
6% convertible notes to institutional investors (see Note 13)                                     1,100,000
Note  payable  to  financing company,  secured  by  2001  GMC Yukon bearing 3.9%
      interest, requiring monthly  principle  and  interest payments of $895, due
      December   2005                                                                                39,395
Note  payable  to  financial institution,  secured by company held certificate of deposit, bearing interest at 7.5%, due on demand or May 2002 if no demand is
      made                                                                                           99,000
Note payable to a company, interest at 8%, due on demand                                          2,625,000
Capital lease obligated (see Note 9)                                                                 18,493
Note payable to a company, interest at 10%, payable on demand                                     1,000,000
                                                                                                 -----------
                                                                                              $   5,030,993
                                                                                                 ===========


NOTE  6  -  INCOME  TAXES

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

Deferred income taxes reflect the net tax affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:



                                                                              December 31, 2001
                                                                              -----------------
Deferred tax assets
     Net operating loss carryforwards                                            $38,459,557
     Valuation allowance for deferred tax assets                                 (38,459,557)
                                                                              -----------------
     Net deferred tax assets                                                               -
                                                                              =================


Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Company had net operating loss carryforwards for federal income tax purposes of approximately $ 38,459,557 and $23,240,878 as of December 31, 2001 and 2000, respectively. These carryforwards, if not utilized to offset taxable income begin to expire in 2003. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Dividend  Rights
----------------

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

Liquidation  Preference
-----------------------

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

Conversion  Rights
------------------

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

Voting  Rights
--------------

Each holder of Series B, D, and G preferred stock is entitled to vote on matters presented to the common stockholders of Swan as if the holder had converted such shares of preferred stock into common stock. In addition, the Series G preferred stockholders also have the right to elect one director to the Swan Board of Directors.

NOTE  8  -  STOCK  COMPENSATION  PLANS

Stock  Option  Plan
-------------------

The Company has granted options to purchase shares of common stock to employees, directors, consultants, and investors at prices as determined by the Board of Directors, at date of grant. A summary of Company's stock options granted is presented below:




                                                       Number of Shares   Weighted Average Exercise Price per Share
                                                       -----------------  -----------------------------------------

Balance, December 31, 1999                                 365,681                                        $9.40
Granted                                                    218,750                                         5.40
Exercised                                                        -                                            -
Canceled                                                         -                                            -
                                                       -----------------  -----------------------------------------

Balance, December 31, 2000                                 584,431                                         7.80

Granted                                                  1,162,500                                          .63
Exercised                                                  281,750                                          .56
Canceled                                                         -                                            -
                                                       -----------------  -----------------------------------------
Balance December 31, 2001                                1,465,181                            $            3.50
                                                       =================  =========================================

The fair value of each stock option was estimated on the date of grant using the Black-Schoales option-pricing model with the following weighted-average assumption on stock options issued on or before June 30, 2000: an expected life of four (4) years, expected volatility of 87%, and a dividend yield of 0% and on stock options issued after June 30, 2000 but before January 1, 2001: an expected life of 18 months, expected volatility of 90%, and a dividend yield of 0% and on options issued between January 1, 2001 and June 30, 2001: an expected life of 5 years, expected volatility of 100%., and a dividend yield of 0% and on options issued after June 30, 2001: an expected life of 0 years, expected volatility of 100% and a dividend yield of 0%.

2000  Omnibus  Securities  Plan
-------------------------------

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


Shares available under the 2000 Plan as of December 31, 2001 totaled 434,015. In accordance with APB 25, non-cash stock-based compensation expense of $1,592,450 has been recognized in the accompanying statements of operations for the year ended December 31, 2000 related to these stock awards. An equal amount has been recognized in shareholders' equity. No stock awards were made in 2001 under this plan.

2002  Omnibus  Securities  Plan
-------------------------------

Our board of directors adopted our 2002 Ominbus Securities Plan in March 2002. Under the plan, our employees, directors and consultants may be awarded options to purchase our common stock. We may also make awards of restricted common stock and grant stock appreciation rights under the plan. The maximum number of common stock reserved and available for issuance under the plan during the first plan year is 500,000, subject to certain adjustments, and will increase to ten percent (10%) of the outstanding common stock in subsequent years. We believe that the award of options, restricted stock and stock appreciation rights will provide incentive to key personnel as well as offer an attractive benefit for the new managers that we must recruit. As of March 31, 2002, no shares of stock or options have been granted under the plan.

Non-Employee  Directors  Stock  Option  Plan
--------------------------------------------

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

Accounting  Issues  Relating  to  All  Stock  Compensation  Plans
-----------------------------------------------------------------

The Company accounts for these plans under APB Opinion No. 25 and related interpretations. Had compensation cost for these plans been determined using the fair value method of SFAS No. 123, pro forma net earnings and diluted earnings per share would have been $(29,287,366) and $(35,215,000) and $(.49) and $(.94), for  2001  and  2000,  respectively.

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


NOTE  10  - GOING  CONCERN

The  accompanying  financial statements have been prepared in conformity with U.
S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred substantial operating losses. As shown in the financial statements, the Company incurred net losses of $ 15,218,679,on gross sales of $574,826 for the year ended December 31, 2001. These factors indicate there is substantial doubt about the Company's ability to continue as a going concern. The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

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

SES-CORP, INC./CHEYENNE MANAGEMENT COMPANY, INC. On April 1, 2001, the Company acquired SES-Corp., Inc., a Delaware corporation, pursuant to an Amended and Restated Asset Purchase Agreement and Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 30, 2001, by and among the Company, SES, Cheyenne Management Company, Inc., a Michigan corporation, SES Acquisition 2001, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Sub"), and Dennis Lambka and Ronald Bray, shareholders of SES (the "Shareholders"). Under the terms of the Merger Agreement, Sub merged with and into SES and SES became a wholly owned subsidiary of the Company (the "Merger"). The shares of SES common stock outstanding immediately prior to the effective time of the merger were converted into the right to receive 590,961shares of the Company's common stock. Five hundred thousand shares of the Company's common stock were to be placed in an escrow account (the "Escrow Shares") to secure certain indemnification obligations set forth in the Merger Agreement.

On August 8, 2001, the Company entered into a share exchange agreement with the Shareholders (the "Share Exchange Agreement"), in which the Company disposed of SES by exchanging all of the issued and outstanding shares of SES for the Escrow Shares. As a result, the Company received 100% of the Escrow Shares and the Shareholders received 100% of SES. The Shareholders also released the Company from any obligations to issue additional shares of the Company to the Shareholders under the Merger Agreement. Pursuant to the terms of the Share Exchange Agreement, the Shareholders each retained 45,000 shares of the Company's Common Stock issued to them under the Merger Agreement.

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

CYBERCOUPONS. On January 9, 2001, the Company executed a Reorganization Agreement and Plan of Exchange pursuant to which the Company exchanged up to 118,631 shares of its common stock for approximately 35% of the issued and outstanding common stock of CyberCoupons.com, Inc., a Houston, Texas-based company. The Company's investment in CyberCoupons was diluted immediately, in the sense that the CyberCoupons shares acquired in exchange for IVG common stock have a book value that is far less than the trading price of IVG common stock at January 9, 2001. No assurances can be given that the Company's investment in CyberCoupons will appreciate in value, or that it will appreciate to a value comparable to the value of IVG shares that were delivered to the CyberCoupons stockholders.

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


NOTE  13  - CONVERTIBLE  NOTES

On February 2, 2001, Alpha Capital Aktiengesellschaft, AMRO International, S.A., Markham Holdings Ltd. and Stonestreet Limited Partnership (the "investors") purchased from the company an aggregate $1,100,000 of its 6% convertible notes due 2003. The notes are secured by 250,150 shares of the company's common stock that has been pledged by six of its shareholders, including two of its directors.

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

NOTE  17  - LEGAL  PROCEEDINGS

CONVERTIBLE NOTE HOLDERS. On February 2, 2001, the Company issued $1.1 million of convertible notes to four investors in a private placement. The convertible notes mature on January 1, 2003 and bear interest at the rate of 6% per year. The events of default under the notes are described in this report under the section captioned "Convertible Notes".

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

On September 10, 2001, the Company entered into a Security Agreement with the noteholders and certain of its shareholders, including Elorian Landers, the Chief Executive Officer and a director, and Thomas L. McCrimmon, a director. Under the Security Agreement, Mr. Landers and his wife pledged 150,000 shares of common stock, Mr. McCrimmon pledged 10,900 shares of common stock and other shareholders pledged 89,250 shares of common stock, all as security for obligations under the financing agreements with the noteholders. As part of this agreement, the note holders waived the default and penalties under the convertible notes for failure to make the registration statement effective by June 17, 2001, provided that the Company file an amendment to the registration statement by October 20, 2001 and cause the registration statement to be declared effective by December 10, 2001. The note holders also lent the Company an additional $55,000 and the Company signed a promissory note agreeing to repay this amount by the earlier of December, 2001 or the occurrence of an event of default under the Security Agreement.

On February 7, 2002, the convertible note holders declared a default on the notes for failure to have the registration statement declared effective and made demand for payment of the convertible notes and promissory notes. In addition, the collateral agent under the Security Agreement released 239,400 shares of stock to the convertible note holders. The note holders further requested that the Company deliver an opinion to the transfer agent so that they would be able to sell in the public markets under SEC Rule 144 the shares released by the collateral agent and have the shares reissued in the note holders' names. One of the note holders has also submitted a notice to convert a portion of its notes into common stock. Because of certain disputes with the note holders, the Company has not complied with these requests.

On or about March 21, 2002, Alpha Capital Aktiengesellschaft, Amro International, S. A., Markham Holdings, LTD, and Stonestreet Limited Partnership, the holders of the convertible notes, filed a complaint in United States District Court for the Southern District of New York naming the Company , Elorian Landers and his wife as defendants. In their complaint, the note holders allege, among other things, the following:

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

In their complaint, the noteholders assert monetary damages and seek relief (i) in the amount of $1,155,000 plus interest, liquidated damages and attorneys fees and other costs of enforcement for the breach of contract on the notes, (ii) unspecified monetary damages for failure to cause the registration statement to be effective and failure to take the steps necessary for the noteholders to sell the shares under the Security Agreement pursuant to Rule 144, and (iii) unspecified damages for failure to honor conversion notices. In addition, the noteholders are seeking an order directing the Company to (i) cause the registration statement to be effective, (ii) to enforce conversion of the notes into common stock, and (iii) to have the Company and the Landers' take necessary actions to permit plaintiffs to sell the common stock received from the collateral agent under Rule 144.

SWAN

In March 2002, the Company was served with a lawsuit brought by Swan Magnetics, Inc. in the Superior Court of the state of California, County of Santa Clara. The only defendant in the action is the Company.

The Complaint alleges, among other things, that the Company breached its obligations under a promissory note in the principal amount of $2,843,017, that the Company has breached its obligations under a series of settlement documents entered into between Swan and the Company, and that the Company has interfered with contractual relationships between Swan and certain third parties. The total relief sought by Swan is $3,040,000, plus interests, costs and punitive damages.

In separate correspondence, Mr. Eden Kim has alleged that the Company never owned a majority interest in Swan Magnetics, Inc.

The Company is vigorously defending this lawsuit although the Company believes that the action lacks merit. The case is at a stage where no discovery has been taken and no prediction can be made as to the outcome of this case.

NOTE  18  - EMPLOYMENT  AGREEMENTS

On October 8, 2001, the Company entered into employment agreements with Elorian Landers, its Chief Executive Officer, and Clay Border, its Chief Development
Officer. Mr. Lander's employment agreement provides for an annual base salary of $250,000 and Mr. Border's employment agreement provides for an annual base salary of $150,000. Each of the agreements also grants each of the employees a stock option giving them each the right to purchase up to 150,000 shares of the Company's common stock at an exercise price of $.56 per share. The option exercise price was 70% of the closing price of the common stock on the grant date, and was determined by the Board to be fair market value because the common stock underlying the option is subject to transfer restrictions under applicable securities laws. The stock options expire on October 8, 2006. One half of the stock options vested on the grant date and the remaining 75,000 shares will vest quarterly over one year at a rate of 18,750 shares per quarter. The employment agreements also provide for reimbursement of certain expenses of each of the employees, including a car allowance of $800 per month, payment of cellular phone service and a health club membership.

CONSULTING  AGREEMENT

On October 8, 2001, the Company entered into a consulting agreement with Thomas McCrimmon, in which he agreed to provide consulting services in connection with the identification, analysis and evaluation of possible merger and acquisition opportunities. In consideration of his services, the Company granted him the option to purchase up to 150,000 shares of the Company's common stock at an exercise price of $.56 per share over a five year period. The option exercise price was 70% of the closing price of the common stock on the grant date, and was determined by the Board to be fair market value because the common stock underlying the option is subject to transfer restrictions under applicable securities laws. One half of the stock options vested on the grant date and the remaining 75,000 shares will vest quarterly over one year at a rate of 18,750 shares per quarter.

NOTE  19  - SUBSEQUENT  EVENT  - PENDING ACQUISITION - BESTSTAFF SERVICES, INC.

On February 28, 2002, the Company announced that it had signed a Letter of Intent to acquire 45% of the outstanding common stock of BestStaff Services, Inc. in exchange for cash and common stock of the Company. Terms of the agreement have not been finalized as of the date of this report.

NOTE  20  - COMMON  STOCK

On  December  3,  2001,  the  Board  of  Directors  called  a Special Meeting of
Shareholders  to  vote  on  three  matters  as  follows:

A. A proposal to amend Article IV of the Company's Certificate of Incorporation and effect a 1 for 20 reverse stock split and to decrease the number of shares of authorized common stock of the Company from 300,000,000 to 150,000,000. The measure passed and became effective December 17, 2001. All references to common stock and stock options or awards in the accompanying statements and related notes are post-split, unless specifically noted as pre-split.
B. A proposal to amend Article IV of the Company's Certificate of Incorporation to authorize 10,000,000 shares of preferred stock and to permit such shares to be designated and issued from time to time, and the rights of such preferred stock to be fixed from time to time, by the Board of Directors without shareholder approval. The measure passed. No preferred stock is outstanding as of December 31, 2001.
C. A proposal to amend Article I of the Company's Certificate of Incorporation to effect a change in the Company's name from IVG Corp. to Group Management Corp. The measure passed.