Form 10QSB
period 2002-03-31
GROUP MANAGEMENT CORP
filed 2002-05-24
CIK 826674

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.


                        COMMISSION FILE NUMBER 000-32635


                              GROUP MANAGEMENT CORP
             (Exact name of registrant as specified in its charter)


                  DELAWARE                         59-2919648
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification No.)

                   13135 DAIRY ASHFORD, SUITE 525
                          SUGAR LAND, TEXAS                 33181
             (Address of principal executive offices)     (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (281) 295-8400


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes    X     No.
               ----        ----


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes       No.
                                                            ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 22, 2002, there were 5,732,045 shares of common stock issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                            Yes _____     No    X   .
                                             -------

                              GROUP MANAGEMENT CORP

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item  1          Financial  Statements

Item  2          Management's  Discussion  and  Analysis  or  Plan of Operations

                                     PART II

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

EXPLANATORY  NOTE

Included in this Quarterly Report on Form 10-QSB is a consolidated balance sheet of Group Management Corp as of March 31, 2002, and the related consolidated statements of operations and cash flows for the quarters ended March 31, 2002 and 2001.

The  Company  elected  to  list its 88.5% owned subsidiary, Swan Magnetics, Inc.
(Swan) as an unconsolidated affiliate because it was precluded from obtaining the necessary information to allow a consolidated financial filing due to Swan's former CEO withholding financial records, making control impractical. Litigation has been initiated to gain control of the books and records. On February 26, 2002, the Company terminated Kim as the President and Chairman of the Board of Swan. In March 2002 the Company sold its interest in Swan to Lumar Worldwide, Inc.

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan,"
"believe,"  "estimate,"  "consider"  or  similar  expressions  are  used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1     FINANCIAL  STATEMENTS


                                     GROUP MANAGEMENT CORP.
                             CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                         MARCH 31, 2002




ASSETS
CURRENT ASSETS
  Cash                                                                             $   107,825
  Accounts receivable - net                                                              1,278
  Inventory                                                                             88,802
  Due from shareholders                                                                 46,000
                                                                                   ------------
      Total current assets                                                             243,905

PROPERTY AND EQUIPMENT, NET                                                            374,590

NOTE RECEIVABLE -LUMAR WORLDWIDE                                                     2,500,000

OTHER ASSETS, NET                                                                      292,738
                                                                                   ------------
                                                                                   $ 3,411,233
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                            $   897,636
  Notes payable                                                                      5,044,615
                                                                                   ------------
      Total current liabilities                                                      5,942,251

DEFERRED REVENUE                                                                     2,500,000

STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
  Common stock:  par value $.002, 150,000,000 shares
    authorized, 4,699,679 issued and outstanding                                         9,399
  Additional paid in capital                                                        34,792,278
  Accumulated deficit                                                              (39,832,695)
                                                                                   ------------
      Total stockholders' deficit                                                   (5,031,018)
                                                                                   ------------
                                                                                   $ 3,411,233
                                                                                   ============

See accompanying notes.



                                                   GROUP MANAGEMENT CORP.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                       FOR THE THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                        2002                   2001
                                                                                    (UNAUDITED)            (UNAUDITED)
                                                                                    ------------          ------------
REVENUES:
  Sales                                                                             $    44,342          $    181,499
                                                                                    ------------          ------------
                                                                                                              181,499
      Total revenues                                                                    44,342                120,913


COSTS AND EXPENSES:
  Cost of goods sold                                                                     25,472               120,913
  General and administrative                                                          1,344,508             2,589,280
  Research and development                                                                    -                60,000
  Equity interest in iTVr                                                                     -               373,687
  Depreciation expense                                                                   37,500                13,829
  Interest expense                                                                       10,000               525,440
                                                                                    ------------          ------------
      Total costs and expenses                                                        1,417,480             3,683,149
                                                                                    ------------          ------------

OTHER INCOME:
  Interest income                                                                             -                94,124

MINORITY INTEREST                                                                             -               (56,303)
                                                                                    ------------          ------------
NET INCOME (LOSS)                                                                   $(1,373,138)          $(3,351,233)
                                                                                    ============          ============

Basic and fully diluted net loss per share                                          $      (.33)          $      (.06)

Weighted average number of common shares
  outstanding for basic and diluted net  loss per share                               4,126,469            51,741,003

See accompanying notes.




                                             GROUP MANAGEMENT CORP.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31
                                                             2002                         2001
                                                       (UNAUDITED)                  (UNAUDITED)
                                                      ------------                  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) . . . . . . . . . . . . . . . . . . . .  $(1,373,138)                  $(3,351,223)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
    Minority interest. . . . . . . . . . . . . . . .            -                       (56,303)
    Depreciation . . . . . . . . . . . . . . . . . .       37,500                         7,068
    Amortization . . . . . . . . . . . . . . . . . .            -                         6,761
    Stock based compensation . . . . . . . . . . . .    1,044,362                     1,555,835
    Equity interest in loss of iTVr. . . . . . . . .            -                       373,687
    Beneficial interest on convertible debt. . . . .            -                       468,258
  Changes on operating assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . .        5,267                       (33,126)
    Inventory. . . . . . . . . . . . . . . . . . . .          384                        (2,783)
    Other assets . . . . . . . . . . . . . . . . . .            -                       190,477
    Accounts payable and accrued expenses. . . . . .       32,017                        25,691
                                                      ------------                  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.     (253,608)                     (815,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in iTVr . . . . . . . . . . . . . . . .            -                      (500,000)
  Purchases of equipment . . . . . . . . . . . . . .         (100)                     (144,436)
  Notes receivable . . . . . . . . . . . . . . . . .            -                      (125,743)
                                                      ------------                  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.         (100)                     (770,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock. . . . . . . . . .      250,000                        22,500
  Proceeds from notes payable. . . . . . . . . . . .       13,622                     1,409,212
  Payments on notes payable. . . . . . . . . . . . .            -                      (179,012)
                                                      ------------                  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.      263,622                     1,252,700
                                                      ------------                  ------------
 Increase (decrease) in cash and cash equivalents. .        9,914                      (333,137)

Cash at beginning of period. . . . . . . . . . . . .       97,911                     2,886,710
                                                      ------------                  ------------
Cash at end of period. . . . . . . . . . . . . . . .  $   107,825                   $ 2,553,573
                                                      ============                  ============


See accompanying notes.



                                             GROUP MANAGEMENT CORP.
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                           FOR THE PERIOD FROM DECEMBER 31, 1999 TO MARCH 31, 2002


                                         Common Stock              Additional
                                         -------------
                                         Number of                 Paid in       Accumulated
                                         Shares         Amount     Capital       Deficit        Total
                                         -------------  ---------  ------------  -------------  -------------
Balance December 31, 1999 . . . . . . .    30,537,402   $  3,054   $ 1,969,035   $ (2,094,565)  $   (122,476)

Shares issued for services. . . . . . .     2,414,200        241     3,005,992              -      3,006,233

Shares issued for cash. . . . . . . . .       213,450         21       434,079              -        434,100

Acquisition of subsidiary . . . . . . .    10,908,145      1,091    21,185,859              -     21,186,950

Warrants issued for services. . . . . .             -          -        71,860              -         71,860

Net loss. . . . . . . . . . . . . . . .             -          -             -    (21,146,313)   (21,146,313)
                                         -------------  ---------  ------------  -------------  -------------

Balance December 31, 2000 . . . . . . .    44,073,197      4,407    26,666,825    (23,240,878)     3,430,354

Shares issued for services. . . . . . .    21,603,100     43,206     5,941,716                     5,984,922

Shares issued in acquisitions, net. . .     4,320,862      8,642     5,372,826                     5,381,468

Shares issued for cash. . . . . . . . .       214,900        430        43,468                        43,898

Beneficial interest on convertible debt                                468,258                       468,258

Effect of unconsolidated subsidiary                                 (4,992,885)                   (4,992,885)

Effect of 1 to 20 reverse stock split .   (66,658,801)   (49,578)                                    (49,578)

Net loss                                                                          (15,218,679)   (15,218,679)
                                                                                 -------------  -------------

Balance December 31, 2001 . . . . . . .     3,553,258      7,107    33,500,208    (38,459,557)    (4,952,242)

Shares issued for services. . . . . . .       673,782      1,347     1,043,015                     1,044,362

Shares issued for cash. . . . . . . . .       472,639        945       249,055                       250,000

Net loss                                                                           (1,373,138)    (1,373,138)
                                                                                 -------------  -------------

Balance March 31, 2002. . . . . . . . .     4,699,679   $  9,399   $34,792,278   $(39,832,695)  $ (5,031,018)
                                         =============  =========  ============  =============  =============

See accompanying notes.


                              GROUP MANAGEMENT CORP
                                   FORM 10-QSB

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002

NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the annual report on Form 10K-SB for the year ended December 31, 2001.

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

NOTE  3  -  SALE  OF  SWAN  MAGNETICS,  INC.

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

The accompanying unaudited balance sheet includes a long-term receivable and deferred revenue as a result of this transaction. Revenue will be recognized when monies are received from Lumar Worldwide Industries, Inc. in the next seven years.

NOTE  4  -  LEGAL  PROCEEDINGS

CONVERTIBLE  NOTE  HOLDERS

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

On February 7, 2002, the convertible note holders declared a default on the notes for failure to have the registration statement declared effective and made demand for payment of the convertible notes and promissory notes. In addition, the collateral agent under the Security Agreement released 239,400 shares of stock to the convertible note holders. The note holders further requested that we deliver an opinion to our transfer agent so that they would be able to sell in the public markets under Rule 144 the shares released by the collateral agent and have the shares reissued in the note holders' names, and we have complied with this request. One of the note holders has also submitted a notice to convert a portion of its notes into our common stock, and the Company has complied with this request. The note holders may continue converting portions of the notes into our common stock, and any proceeds from the sales of the common stock will be held in a court-monitored escrow account pending resolution of this dispute.

On or about March 21, 2002, Alpha Capital Aktiengesellschaft, Amro International, S. A., Markham Holdings, LTD, and Stonestreet Limited Partnership, the holders of the convertible notes, filed a complaint in United States District Court for the Southern District of New York naming the Company, Elorian Landers, and his wife as defendants. In their complaint, the note holders allege, among other things, the following:

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

In their complaint, the noteholders assert monetary damages and seek relief (i) in the amount of $1,155,000 plus interest, liquidated damages and attorneys fees and other costs of enforcement for the breach of contract on the notes, (ii) unspecified monetary damages for failure to cause the registration statement to be effective and failure to take the steps necessary for the noteholders to sell the shares under the Security Agreement pursuant to Rule 144, and (iii) unspecified damages for failure to honor conversion notices. In addition, the noteholders are seeking an order directing us to (i) cause the registration statement to be effective, (ii) to enforce conversion of the notes into common stock, and (iii) to have the defendants take necessary actions to permit plaintiffs to sell the common stock received from the collateral agent under Rule 144.

A  trial  date  of  September  30,  2002  has  been  set.

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

The Company intends to request that the court in the above-referenced case order Kim and Swan to turn over to the Company necessary books and records for a full and accurate review as necessary for the Company to include Swan as a consolidated subsidiary. At such time, the Company will amend its Annual Report on Form 10-KSB and this Quarterly Report on Form 10-QSB to include financial statements reflecting the consolidation. Management of the Company is unable to determine what the exact effect of Swan's operations will be on the Company's consolidated financial statements, or when the necessary financial information might be made available.

NOTE  5  -  PENDING  ACQUISITION  -  BESTSTAFF  SERVICES,  INC.

On February 28, 2002, the Company announced that it had signed a Letter of Intent to acquire 45% of the outstanding common stock of BestStaff Services, Inc. in exchange for cash and common stock of the Company. Terms of the agreement have not been finalized as of the date of this report.

NOTE  6  -  COMMON  STOCK

During the quarter ended March 31, 2002, the Company issued 673,782 shares of its common stock in exchange for services. Expense of $1,044,362 has been recognized in the accompanying statements of operations related to these shares. The Company also sold 472,639 shares of its common stock for $250,000 in several private placements during the quarter ended March 31, 2002.

ITEM  2     MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     Our independent accountant included an explanatory paragraph in their report, stating that the audited financial statements of Group Management Corp for the year ending December 31, 2001 have been prepared assuming the company will continue as a going concern. They note that the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. We have continued losses from operations, negative cash flow and liquidity problems. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

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

RESULTS  OF  OPERATIONS

Revenue

     Total revenues for the three months ended March 31, 2002 were $44,342 as compared to $181,499 for the three months ended March 31, 2001. This decrease of over 75% was due to a decrease in product sales in the Company's GeeWhiz division, which constituted substantially all of the revenues for the three months ended March 31, 2001, and further a result of management's change in focus to the human resource services industry.

Costs  and  Expenses

     Cost of goods sold was $25,472, or approximately 57% of sales, for the three months ended March 31, 2002, as compared to $120,913, or approximately 67% of sales, for the three months ended March 31, 2001. The decrease in cost of goods sold reflects lower sales for the period, while the cost of goods sold as a percentage of sales remained relatively consistent, reflecting a slight increase in gross margin.

     General and administrative expenses were $1,344,508 for the three months ended March 31, 2002, a decrease of approximately 48% as compared to $2,589,280 for the three months ended March 31, 2001. This decrease was attributable to a decrease of over $510,000 in stock based compensation, and our overall decreased sales activity.

     Total costs and expenses were $1,417,480 for the three months ended March 31, 2002, as compared to $3,683,149 for the three months ended March 31, 2001. This decrease of over 60% reflects a decreased cost of goods sold and general and administrative expenses, as discussed above. It also reflects a decrease in research and development costs from $60,000 to zero, a decrease in the expensed equity interest in iTVr from $373,687 to zero, and a decrease in interest expense from $525,440 to $10,000. These changes reflect the Company's sale of its interest in Swan Magnetics and the corresponding expenses that were associated with Swan, as well as a decrease in the beneficial interest expense.

Net  Losses

     The net loss for the three months ended March 31, 2002 was $1,373,138 as compared to $3,351,223 for the three months ended March 31, 2001. The primary cause of this approximately 59% decrease is the decrease in total costs and expenses, discussed above.

LIQUIDITY  AND  CAPITAL  REQUIREMENTS

     Net cash used in operating activities was $253,608 for the three months ended March 31, 2002, as compared to $815,658 for the three months ended March 31, 2001, a decrease of over 68%. We had $107,825 in cash at March 31, 2002, on increase of $9,914 during the quarter.

     Our net cash provided by financing activities was $263,622 for the three months ended March 31, 2002. This represents $250,000 in proceeds from the sale of our stock, and $13,622 in proceeds from notes payable. These two activities were the primary source of operating capital during the period.

     At March 31, 2002, our current assets were $243,905, while our current liabilities were $5,942,251. Total current liabilities consists of $897,636 in accounts payable and accrued expenses, and $5,044,615 in notes payable.

     We are presently seeking to obtain alternative financing to repay the outstanding note hodlers. If we are not able to obtain alternative financing and the note holders are successful in their action to collect on the notes, we would be unable to make payment in full on the notes and would consider all strategic alternatives available to us, possibly including a bankruptcy, insolvency, reorganization or liquidation proceeding or other proceeding under bankruptcy law or laws providing for relief of debtors. It is also possible that one of these types of proceedings could be instituted against us.

     Management has taken steps to revise our operating and financial requirements to accommodate our available cash flow, including the temporary suspension of management and certain employee salaries. As a result of these efforts, management believes funds on hand, cash flow from operations and additional issuance of common equity will enable us to meet our liquidity needs for at least the short-term foreseeable future. We need to raise additional cash, however, in order to satisfy our proposed business plan, to meet obligations, and expand our operations. Management is presently investigating potential financing transactions and acquisitions that management believes can provide additional cash for our operations and be profitable long-term. Management also intends to attempt to raise funds through private sales of our common stock. Although management believes that these efforts will enable us to meet our liquidity needs in the future, there can be no assurance that these efforts will be successful.

     In the opinion of the Company's management, lawsuits currently pending or threatened against the Company, unless dismissed or settled within a short period of time, will have a material adverse effect on the financial position and results of operations of the Company because the Company does not have the cash flow to continue to fund defense costs. Management is currently reviewing several strategies for continuing to fund defense costs while at the same time funding the development of the Company. Such strategies may include selling some or all of the Company's current assets, acquiring one or more businesses with positive cash flow, or filing for bankruptcy protection. No decisions have been made as of this time.

                                     PART II

ITEM  1          LEGAL  PROCEEDINGS

Convertible  Note  Holders
--------------------------

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

     On February 7, 2002, the convertible note holders declared a default on the notes for failure to have the registration statement declared effective and made demand for payment of the convertible notes and promissory notes. In addition, the collateral agent under the Security Agreement released 239,400 shares of our stock to the convertible note holders. The note holders further requested that we deliver an opinion to our transfer agent so that they would be able to sell in the public markets under Rule 144 the shares released by the collateral agent and have the shares reissued in the note holders' names, and we have complied with this request. One of the note holders has also submitted a notice to convert a portion of its notes into our common stock, and the Company has complied with this request. The note holders may continue converting portions of the notes into our common stock, and any proceeds from the sales of the common stock will be held in a court-monitored escrow account pending resolution of this dispute.

     On or about March 21, 2002, Alpha Capital Aktiengesellschaft, Amro International, S. A., Markham Holdings, LTD, and Stonestreet Limited Partnership, the holders of the convertible notes, filed a complaint in United States District Court for the Southern District of New York naming the Company, Elorian Landers, and his wife as defendants. In their complaint, the note holders allege, among other things, the following:

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

     In their complaint, the noteholders assert monetary damages and seek relief
(i) in the amount of $1,155,000 plus interest, liquidated damages and attorneys fees and other costs of enforcement for the breach of contract on the notes,
(ii) unspecified monetary damages for failure to cause the registration statement to be effective and failure to take the steps necessary for the noteholders to sell the shares under the Security Agreement pursuant to Rule 144, and (iii) unspecified damages for failure to honor conversion notices. In addition, the noteholders are seeking an order directing us to (i) cause the registration statement to be effective, (ii) to enforce conversion of the notes into common stock, and (iii) to have the defendants take necessary actions to permit plaintiffs to sell the common stock received from the collateral agent under Rule 144.

     A  trial  date  of  September  30,  2002  has  been  set.

Swan  Magnetics,  Inc.
----------------------

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

     The Company intends to request that the court in the above-referenced case order Kim and Swan to turn over to the Company necessary books and records for a full and accurate review as necessary for the Company to include Swan as a consolidated subsidiary. At such time, the Company will amend its Annual Report on Form 10-KSB and this Quarterly Report on Form 10-QSB to include financial statements reflecting the consolidation. Management of the Company is unable to determine what the exact effect of Swan's operations will be on the Company's consolidated financial statements, or when the necessary financial information might be made available.

Management's  Discussion
------------------------

     In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company.

     In the opinion of the Company's management, matters currently pending or threatened against the Company, unless dismissed or settled within a short period of time, will have a material adverse effect on the financial position and results of operations of the Company because the Company does not have the cash flow to continue to fund defense costs. Management is currently reviewing several strategies for continuing to fund defense costs while at the same time funding the development of the Company. Such strategies may include selling some or all of the Company's current assets, acquiring one or more businesses with positive cash flow, or filing for bankruptcy protection. No decisions have been made as of this time.

ITEM  2          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     In January 2002, the Company issued 189,250 shares to ten individuals as consideration for services rendered, including 33,750 shares to Elorian Landers, 15,000 shares to Clay Border, 33,750 shares to Richard Twardowski, 18,750 shares to Thomas McCrimmon, and 42,000 shares to Dean Ayres. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and all of the stock was issued with a restrictive legend in accordance with Rule
144. All of the issuances were valued at $0.50 per share, for a total valuation of $94,625.

     In January 2002, the Company issued 25,000 shares to Thomas McCrimmon as consideration for services rendered. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, was issued with a restrictive legend in accordance with Rule 144, and was valued at $0.28 per share, or an aggregate valuation of $7,000.

     In January 2002, the Company issued 3,750 shares to Serve Inter Min as a gift valued at $0.50 per share, 114,276 shares to UTEK as consideration for a credit of $137,131 on a contract with UTEK, and 123,530 shares to John Weaver as consideration for a credit of $123,530 on a contract with Weaver for services rendered. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and all of the stock was issued with a restrictive legend in accordance with Rule 144.

     In January 2002, the Company sold, in a private placement to six individuals exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, an aggregate of 171,667 shares of common stock, issued with a restrictive legend in accordance with Rule 144 as follows: 1,667 shares at $0.60 per share, 6,250 shares at $0.80 per share, 13,750 shares to Dean Ayres at $0.50 per share, 27,397 shares at $0.73 per share, and 122,603 shares at $0.73 per share.

     In March 2002, the Company issued 185,050 shares to seven individuals as consideration for services rendered, including 18,750 shares to Elorian Landers, 18,750 shares to Clay Border, 15,000 shares to Richard Twardowski, 18,750 shares to Thomas McCrimmon, and 18,000 shares to Dean Ayres. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and all of the stock was issued with a restrictive legend in accordance with Rule
144. All of the issuances were valued at $0.50 per share, for a total valuation of $92,525.

     In March 2002, the Company issued 25,000 shares to Thomas McCrimmon for service rendered. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, was issued with a restrictive legend in accordance with Rule 144, and was valued at $0.28 per share, or an aggregate valuation of $7,000.

     In March 2002, the Company sold, in a private placement to three individuals exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, 300,000 shares at $0.50 per share, and 8,889 shares at $1.00 per share. All of the shares were issued with a restrictive legend in accordance with Rule 144.

ITEM  3          DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events which are required to be reported under this Item.

ITEM  4          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There have been no events which are required to be reported under this Item.

ITEM  5          OTHER  INFORMATION

     On March 13, 2002, the Board of Directors of the Company approved the Agreement dated March 6, 2002 (the "Agreement") by and between the Company, Swan Magnetics, Inc., ("Swan"), and Lumar Worldwide Industries, Inc. ("LWI") for the sale of the Company's interest in Swan to LWI.

     Under the terms of the Agreement, the Company agreed to sell its entire interest in Swan, consisting of 41,773,157 shares of Swan common stock (the "Swan Shares"), to LWI. The Company believes that the Swan Shares represent approximately 88.5% of the issued and outstanding stock of Swan. As consideration for the purchase, the Company (i) received a promissory note from LWI in the principal amount of $2,500,000, bearing interest at the rate of prime plus one percent (1%), with payments of $122,500 due annually beginning on April 30, 2005 and a final balloon payment of $2,622,500 due on April 30, 2009; (ii) received a commitment from Swan and LWI to extinguish and/or assume any debts owing from the Company to Swan; and (iii) entered into a Royalty Agreement with LWI whereby the Company will receive a royalty equal to four percent (4%) of the gross sales on any products sold by or through Swan for a period of seven (7) years from the date of the Agreement. There was no material relationship between the Company and LWI, or any of their respective officers, directors or shareholders, prior to the execution of the Agreement.

     Despite numerous requests to Swan's former director and officer, Eden Kim, the Company has not had access to the books and records of Swan, nor has the Company been able to audit the Swan financial statements. As a result, the Company took action on February 14, 2002 to remove Mr. Kim as an officer and director of Swan, and terminated his employment for cause. Mr. Kim has refused to acknowledge his removal, and further refused to turn over any of the books, records, financial statements, assets, or other property of Swan. After considering all of the facts and circumstances, management of the Company felt it was in the Company's best interest to sell its interest in Swan rather than continue to pursue remedies against Swan and Mr. Kim.

ITEM  6          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     2.1 Agreement dated March 6, 2002 by and between Group Management, Inc., Swan Magnetics, Inc., and Lumar Worldwide Industries, Inc.

(b)  Reports  on  Form  8-K

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May  22,  2002                      Group  Management  Corp

                                            /s/ Elorian Landers
                                            ______________________________

                                            By:  Elorian  Landers
                                            Its: Chief  Executive  Officer