Form 10QSB
period 2002-06-30
GROUP MANAGEMENT CORP
filed 2002-09-09
CIK 826674

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT  OF  1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT  OF  1934

       For the transition period from _______________ to _______________.


                        COMMISSION FILE NUMBER 000-32635


                              GROUP MANAGEMENT CORP
             (Exact name of registrant as specified in its charter)


                DELAWARE                                          59-2919648
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

  12503 EXCHANGE BOULEVARD, SUITE 554
             STAFFORD, TEXAS                                        77477
(Address of principal executive offices)                          (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (281) 242-4744


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 5, 2002, there were 7,263,421 shares of common stock issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                            Yes           No    X   .
                                -----         -----

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

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

EXPLANATORY  NOTE

Included in this Quarterly Report on Form 10-QSB is a consolidated balance sheet of Group Management Corp as of June 30, 2002, and the related consolidated statements of operations for the three and six month periods ended June 30, 2002 and 2001, and statements of cash flows for the six month periods ended June 30, 2002 and 2001.

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

ITEM  1     FINANCIAL  STATEMENTS

GROUP  MANAGEMENT  CORP.
BALANCE  SHEET  (UNAUDITED)
JUNE  30,  2002


ASSETS
CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    103,522
  Accounts receivable - net of $15,000 allowance for bad debts.         4,001
  Due from shareholders . . . . . . . . . . . . . . . . . . . .        46,000
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . .        60,635
                                                                 -------------
      Total current assets. . . . . . . . . . . . . . . . . . .       214,158

PROPERTY AND EQUIPMENT, AT COST
  Equipment . . . . . . . . . . . . . . . . . . . . . . . . . .       225,205
  Office furniture and fixtures . . . . . . . . . . . . . . . .       192,973
  Leasehold improvements. . . . . . . . . . . . . . . . . . . .       170,381
  Automobiles . . . . . . . . . . . . . . . . . . . . . . . . .        41,857
  Less: Accumulated depreciation. . . . . . . . . . . . . . . .      (293,325)
                                                                 -------------
                                                                      337,091

NOTE RECEIVABLE - LUMAR WORLDWIDE . . . . . . . . . . . . . . .     2,500,000

OTHER ASSETS, NET . . . . . . . . . . . . . . . . . . . . . . .       256,737
                                                                 -------------
      Total assets. . . . . . . . . . . . . . . . . . . . . . .  $  3,307,986
                                                                 =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses . . . . . . . . . . . .  $    932,640
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . .     5,101,169
                                                                 -------------
      Total current liabilities . . . . . . . . . . . . . . . .     6,033,809

DEFERRED REVENUE. . . . . . . . . . . . . . . . . . . . . . . .     2,500,000

SHAREHOLDERS' EQUITY
  Common stock, par value $.002, 150,000,000 shares authorized,
    5,051,679 shares issued and outstanding . . . . . . . . . .        10,104
  Additional paid in capital. . . . . . . . . . . . . . . . . .    34,847,973
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . .   (40,083,900)
                                                                 -------------
      Total shareholders' equity. . . . . . . . . . . . . . . .    (5,225,823)
                                                                 -------------
    Total liabilities and shareholders' equity. . . . . . . . .  $  3,307,986
                                                                 =============

See  accompanying  note.


GROUP  MANAGEMENT  CORP.
STATEMENTS  OF  OPERATIONS  (UNAUDITED)

                                                   FOR THE SIX MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                                           JUNE 30                        JUNE 30
                                                   2002               2001           2002          2001
                                               (UNAUDITED)        (UNAUDITED)    (UNAUDITED)   (UNAUDITED)
-------------------------------------------  ----------------  ----------------  ------------  ------------
REVENUES:
  Sales . . . . . . . . . . . . . . . . . .  $       120,763   $       427,595   $    76,421   $   246,096
                                             ----------------  ----------------  ------------  ------------
      Total revenues. . . . . . . . . . . .          120,763           427,595        76,421       246,096

COSTS AND EXPENSES:
  Cost of goods sold. . . . . . . . . . . .           81,587           336,706        34,398       215,793
  Selling, general and administrative . . .        1,566,459        11,230,283       209,059     8,736,035
  Loss on investment in Cybercoupons, Inc..                0         2,700,000             0             0
  Depreciation and amortization expense . .           75,000            27,028        37,500        13,199
  Interest expense. . . . . . . . . . . . .           22,060           494,422        10,669        23,982
                                             ----------------  ----------------  ------------  ------------
      Total costs and expenses. . . . . . .        1,745,106        14,788,439       291,626     8,989,009
                                             ----------------  ----------------  ------------  ------------
NET INCOME (LOSS) . . . . . . . . . . . . .  $    (1,624,343)  $   (14,360,844)  $  (215,205)  $(8,742,913)
                                             ================  ================  ============  ============

BASIC AND FULLY DILUTED NET LOSS PER SHARE.  $         (0.37)  $         (5.65)  $     (0.04)  $     (3.22)
WEIGHTED AVERAGE NUMBER OF SHARES . . . . .        4,434,872         2,542,908     4,875,679     2,712,533

See  accompanying  note.


GROUP  MANAGEMENT  CORP.
STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)



                                                         FOR THE SIX MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                                                  JUNE 30                        JUNE 30
                                                           2002            2001            2002          2001
                                                        (UNAUDITED)     (UNAUDITED)     (UNAUDITED)  (UNAUDITED)
                                                      --------------  ---------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) . . . . . . . . . . . . . . . . . . . .  $  (1,624,343)  $  (14,360,844)  $  (215,205)  $(8,742,913)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
    Bad debt expense . . . . . . . . . . . . . . . .         36,000        2,700,000             0             0
    Depreciation and amortization. . . . . . . . . .         75,000           27,028        37,500        13,199
    Stock based compensation . . . . . . . . . . . .      1,100,762        8,900,089        56,400     7,367,352
  Changes in operating assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . .          2,544         (110,590)       (2,723)      (77,464)
    Inventory. . . . . . . . . . . . . . . . . . . .         28,551           16,097        28,167        18,880
    Accounts payable and accrued expenses. . . . . .         67,021           69,380        35,004       144,184
                                                      --------------  ---------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.       (314,465)      (2,758,840)      (60,857)   (1,276,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment . . . . . . . . . . . . . .           (100)        (139,644)            0       (84,654)
  Notes receivable . . . . . . . . . . . . . . . . .              0         (113,857)            0         5,886
                                                      --------------  ---------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.           (100)        (253,501)            0       (78,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock . . . . . . . .        250,000           42,500             0        20,000
  Related party. . . . . . . . . . . . . . . . . . .              0          (39,000)            0       (33,000)
  Notes payable. . . . . . . . . . . . . . . . . . .         70,176        2,987,811        56,554     1,347,500
                                                      --------------  ---------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.        320,176        2,991,311        56,554     1,334,500
                                                      --------------  ---------------  ------------  ------------
 Increase (decrease) in cash . . . . . . . . . . . .          5,611          (21,030)       (4,303)      (21,030)

Cash at beginning of period. . . . . . . . . . . . .         97,911          288,439       107,825       491,027
                                                      --------------  ---------------  ------------  ------------
Cash at end of period. . . . . . . . . . . . . . . .  $     103,522   $      267,409   $   103,522   $   267,409
                                                      ==============  ===============  ============  ============

See  accompanying  note.

                              GROUP MANAGEMENT CORP
                                   FORM 10-QSB

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE  A  -  BASIS  OF  PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six- and three-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001.

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

RESULTS  OF  OPERATIONS

Revenue

     Total revenues for the three months ended June 30, 2002 were $76,421 as compared to $246,096 for the three months ended June 30, 2001. This decrease was due to a decrease in product sales in the Company's GeeWhiz division, which constituted substantially all of the revenues for the three months ended June 30, 2001, and further a result of management's change in focus to the human resource services industry.

Costs  and  Expenses

     Cost of goods sold was $34,398, or approximately 45% of sales, for the three months ended June 30, 2002, as compared to $215,793, or approximately 88% of sales, for the three months ended June 30, 2001. The decrease in cost of goods sold reflects lower sales for the period.

     General and administrative expenses were $209,059 for the three months ended June 30, 2002, a decrease of approximately 97% as compared to $8,736,035 for the three months ended March 31, 2001. This decrease was attributable to a decrease of over $7,310,952 in stock based compensation, and our overall decreased sales activity.

     Total costs and expenses were $291,626 for the three months ended June 30, 2002, as compared to $8,989,009 for the three months ended June 30, 2001. This decrease of over 97% reflects a decreased cost of goods sold and general and administrative expenses, as discussed above.

Net  Losses

     The net loss for the three months ended June 30, 2002 was $215,205 as compared to $8,742,913 for the three months ended June 30, 2001. The primary cause of this approximately 97% decrease is the decrease in total costs and expenses, discussed above.

LIQUIDITY  AND  CAPITAL  REQUIREMENTS

     Net cash used in operating activities was $60,857 for the three months ended June 30, 2002, as compared to $1,276,762 for the three months ended June 30, 2001, a decrease of over 95%. We had $103,522 in cash at June 30, 2002, a decrease of $4,303 during the quarter.

     Our net cash provided by financing activities was zero for the three months ended June 30, 2002.

     At June 30, 2002, our current assets were $214,158, while our current liabilities were $6,033,809. Total current liabilities consists of $932,640 in accounts payable and accrued expenses, and $5,101,169 in notes payable.

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

     Management has taken steps to revise our operating and financial require-ments to accommodate our available cash flow, including the temporary suspension of management and certain employee salaries. As a result of these efforts, management believes funds on hand, cash flow from operations and additional issuance of common equity will enable us to meet our liquidity needs for at least the short-term foreseeable future. We need to raise additional cash, however, in order to satisfy our proposed business plan, to meet obligations, and expand our operations. Management is presently investigating potential financing transactions and acquisitions that management believes can provide additional cash for our operations and be profitable long-term. Management also intends to attempt to raise funds through private sales of our common stock. Although management believes that these efforts will enable us to meet our liquidity needs in the future, there can be no assurance that these efforts will be successful.

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

                                     PART II

ITEM  1     LEGAL  PROCEEDINGS

     There have been no material developments to the legal proceedings described in our Form 10-QSB for the quarter ended March 31, 2002, filed with the Commission on May 24, 2002.

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

ITEM  2     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     During the quarter ended June 30, 2002, the Company issues 2,600 shares of common stock to two investors for total proceeds of $700. The issuances were exempt pursuant to Section 4(2) of the Securities Act of 1933, and the shares were restricted in accordance with Rule 144.

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events which are required to be reported under this Item.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There have been no events which are required to be reported under this Item.

ITEM  5     OTHER  INFORMATION

     Effective July 15, 2002, the Company changed its principal business address to 12503 Exchange Boulevard, Suite 554, Stafford, Texas 77477, telephone number
(281)  242-4744.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

        23.1     Consent  of  Wrinkle,  Gardner  &  Company,  P.C.

        99.1 Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)     Reports  on  Form  8-K

     On May 2, 2002, the Company filed a Current Report on Form 8-K describing the circumstances surrounding the listing of its subsidiary, Swan Magnetics, Inc., as an unconsolidated affiliated due to the lack of financial information for Swan.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  September 6, 2002              Group Management Corp


                                       /s/  Elorian Landers
                                       ------------------------------
                                       By:  Elorian Landers
                                       Its: Chief Executive Officer