Form 10QSB
period 2002-09-30
GROUP MANAGEMENT CORP
filed 2002-12-13
CIK 826674

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT  OF  1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT  OF  1934

       For the transition period from _______________ to _______________.

                        COMMISSION FILE NUMBER 000-32635

                              GROUP MANAGEMENT CORP.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    59-2919648
   (State or other jurisdiction of                       (I.R.S. employer
incorporation or organization)                           Identification
No.)

  101 Marietta St., Suite 1070
             Atlanta, GA                                      30303
(Address of principal executive offices)                       (Zip Code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (404) 522-1202

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a
court.    Yes     No._____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2002, there were 9,616,000 shares of common stock issued and outstanding.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                            Yes           No    X   .
                                -----         -----





GROUP MANAGEMENT CORP

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
   	   		  >C>
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

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K








PART I

EXPLANATORY  NOTE

Included in this Quarterly Report on Form 10-QSB is a consolidated balance sheet of Group Management Corp as of September 30, 2002, and the related consolidated statements of operations for the three and six month periods ended September 30, 2002 and 2001, and statements of cash flows for the six month periods ended September 30, 2002 and 2001.


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



GROUP MANAGEMENT CORP
Consolidated Balance Sheet (UNAUDITED)
As of September 30, 2002
ASSETS

Current Assets
	Cash		 $            28,266
	Accounts receivable-net	               29,330
	Inventory		               71,734

	Total Current Assets	             129,331

Property and Equipment, Net	             173,363

Other Assets, Net		             154,931

			 $          457,624


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
	Accounts payable and accrued expenses	 $          593,003
	Notes payable and capital lease obligations	          5,332,936

	Total Current Liabilities	          5,925,939

Stockholders' Equity and Accumulated Deficit
	Common stock: par value $.0002,  300,000,000 shares
	authorized, 9,616,000 issued and outstanding 	               19,232
	Additional paid in capital 	       34,600,970
	Accumulated deficit		      (40,088,517)

	Total Stockholders' deficit	        (5,468,315)


			 $        (457,624)

See accompanying summary of accounting policies and notes to financial statements.


GROUP MANAGEMENT CORP
Consolidated Statements of Operations (UNAUDITED)

	 For the Nine Months Ended	 	 For the Three Months Ended
	 September 30	 	 September 30
	2002		2001	 	2002		2001

Revenues:
Sales	 $     169,776 		 $     524,280 	 	 $       49,013 		 $       96,685

Cost of Goods Sold	        104,999 		        435,294 	 	          23,412 		        105,287

Gross Profit	          64,777 		          88,986 	 	          25,601 		           (8,602)

Operating Expenses
General and administrative	     1,566,454 		    12,856,532 	 	                 -   		        814,062
Depreciation expense	        112,500 		          40,228 	 	          37,500 		          13,200
Interest expense	          14,783 		        580,142 	 	           (7,277)		          30,720
Research and development	                 -   		          60,000 	 	                 -   		                 -
Loss on investment in ITVR	                 -   		        500,000 	 	                 -   		                 -

	     1,693,737 		    14,036,902 	 	          30,223 		        857,982

Other Income
Interest income	                 -   		          94,124 	 	                 -   		                 -

Minority interest	                 -   		       (201,590)	 	                 -   		         (49,059)


Net Income	 $  (1,628,960)		 $(13,652,202)	   	 $        (4,622)		 $    (817,525)



Basic and fully diluted net loss per
share 	  (0.39)		(0.26)	     	(.00)		            (0.01)

Weighted average number of shares
outstanding for basic and diluted net
loss per share 	     4,180,682 		52541378		4180628		60952059



See accompanying summary of accounting policies and notes to financial statements.




GROUP MANAGEMENT CORP
Consolidated Statements of Changes in Stockholders' Equity (UNAUDITED)
For the Period from December 31, 2001 to September 30, 2002

	                            Common Stock 			     Additional
	 	Number of 				 Paid in  		 Accumulated
	  	Shares 		 Amount 		 Capital  		 Deficit 		 Total

Balance, December 31, 2000	     44,073,197 		 $           4,407 		 $   26,666,825 		 $  (23,240,878)		 $    3,430,354
Shares issued for services	     21,603,100 		            43,206 		       5,941,716 		                  -   		       5,984,922
Shares issued in acquisitions,
net of 10,000,000
cancelled shares	 	      4,320,862 		             8,642 		       5,372,826 		                  -   		       5,381,468
Shares issued for cash
		          214,900 		                430 		            43,468 		                  -   		            43,898
Beneficial interest on
convertible debt	  		                -   		                  -   		          468,258 		                  -   		          468,258
Effect of unconsolidated
subsidiary           	                 -   		                  -   		      (4,992,885)		                  -   		      (4,992,885)
Effect of 1 to 20
 reverse stock split	       (66,658,801)		           (49,578)		                  -   		                  -   		           (49,578)
Net loss	                	        -   		                  -   		                  -   		    (15,218,679)		    (15,218,679)
Balance, December 31, 2001	       3,553,258 		             7,107 		     33,500,208 		    (38,459,557)		      (4,952,242)
Shares issued for services	          450,000 		                900 		          900,000 		                  -   		          900,900
Shares issued in
acquisitions		              -   		                  -   	               -   		                  -   		           -
Shares issued on convertible debt	       5,612,742 		            11,225 		          200,762 				          211,987
Net loss 	                  -   		                  -   		                  -   		      (1,628,960)		      (1,628,960)
Balance, September 30, 2002	       9,616,000 		 $         19,232 		 $   34,600,970 		 $  (40,088,517)		 $   (5,468,315)


See accompanying summary of accounting


policies and notes to financial statements.




GROUP MANAGEMENT CORP
Consolidated Statements of Cash Flows (UNAUDITED)

				For the Nine Months Ended		For the Three Months Ended
				September 30, 		September 30,
				2002		2001		2002		2001

				(UNAUDITED)		(UNAUDITED)		(UNAUDITED)		(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net (Loss)	 $ (1,628,960)		 $(13,652,202)		 $        (4,622)		 $    (817,525)
	Adjustments to reconcile net (loss)
	to net cash provided by (used in)
	operating activities:
		Minority interest	                -   		       (201,590)		                -   		         (49,059)
		Depreciation amortization	        112,500 		          40,228 		          37,500 		          13,200
		Stock based compensation	     1,100,762 		     8,720,509 		                -   		                -
		Purchased in-process technology	                -   		                -   		                -   		                -
		Loss on investment in iTVr	                -   		        500,000 		                -   		                -
		Beneficial interest on convertible debt	                -   		        468,258 		                -   		                -
	Changes on operating assets and liabilities:
		Accounts receivable 	         (22,785)		          10,037 		          25,629 		        120,627
		Inventory	          17,452 		         (43,070)		         (10,549)		         (59,167)
		Other assets	                -   		        232,476 		         (20,295)		          41,999
		Accounts payable and accrued expenses	          46,726 		        241,030 		                -   		          71,153

NET CASH PROVIDED BY
	(USED IN) OPERATING ACTIVITIES	       (374,305)		    (3,684,324)		          27,663 		       (678,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
	Cash acquired through purchase of subsidiary	                -   		                -   				                -
	Investment in iTVr	                -   		       (500,000)		                -   		         (16,271)
	Purchase of equipment	             (100)		       (245,362)		                -   		           8,000
	Notes receivable 	                -   		       (144,857)		                -   		                -
NET CASH PROVIDED BY (USED IN)
	INVESTING ACTIVITIES	             (100)		       (890,219)		                -   		          (8,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
	Proceeds from issuance of stock 	        250,000 		          55,500 		                -   		          13,001
	Net change in notes payable 	          54,760 		     2,248,200 		         (97,308)		          20,500
NET CASH PROVIDED BY (USED IN)
	 FINANCING ACTIVITIES 	        304,760 		     2,303,700 		         (97,308)		          33,501

	Increase (decrease) in cash and cash equivalents	         (69,645)		    (2,270,843)		         (69,645)		       (653,542)

	Cash and cash equivalents at beginning of period	          97,911 		     2,886,710 		          97,911 		     1,269,409

	Cash and cash equivalents at end of period	 $       28,266 		 $     615,867 		 $       28,266 		 $     615,867
See accompanying summary of accounting
policies and notes to financial statements.







NOTE  A  -  BASIS  OF  PRESENTATION

The accompanying un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six- and three-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001.


ITEM  2	MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our independent accountant included an explanatory paragraph in their report, stating that the audited financial statements of Group Management Corp. for the year ending December 31, 2001 have been prepared assuming the company will continue as a going concern. They note that the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. We have continued losses from operations, negative cash flow and liquidity problems. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

We have been able to continue based upon loans from institutional investors and from inter-company transfers from our subsidiaries, and the financial support of certain of our stockholders. Management believes that actions presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern.

Management is presently investigating acquisitions that management believes can rebuild operations that can be profitable in the long-term. Although management believes that these efforts will enable us to meet our liquidity needs in the future, there can be no assurance that these efforts will be successful.



Management is currently attempting to restructure the operations of Group Management Corp. However, there can be no assurances that the restructuring will be successful, management is of the opinion and of the business judgment, that a restructuring will fundamentally assists the operations of Group Management Corp.

During the quarter management substantially deceased operations of Group Management Corp. to attempt to restructure the company. In the restructuring, management moved the principal place of business from 12503 EXCHANGE BOULEVARD, SUITE 554 STAFFORD, TEXAS, to 101 Marietta St., Suite 1070, Atlanta, GA 30303. Management in its business judgment, settled outstanding obligations of the company for equipment, office furniture and the leasehold improvement was terminated in agreement with its landlord.

Management in its restructuring and in its business judgment reduced the deferred revenue of $2,500,000 in a note receivable from Lumar Worldwide to zero on the balance sheet.

A loan of $250,000 at the interest rate of 8% for a one year term was made to ITVR in April through June 2001. The note is currently in default and litigation by the company to collect the outstanding balance will be initialed.


RESULTS  OF  OPERATIONS

Revenue
Total revenues for the three months ended September 30, 2002 were $49,013 as compared to $96,685 for the three months ended September 30, 2001. This decrease was due to a decrease in product sales in the Company's GeeWhiz, Inc. subsidiary which constituted substantially all of the revenues for the three months ended September 30, 2002, and further a result of management's decision to restructure Group Management Corp.'s operation and seek acquisition candidates.

Costs  and  Expenses
Cost of goods sold was $23,412, or approximately 47.77% of sales, for the three months ended September 30, 2002, as compared to $105,287 or approximately 91.83% of sales, for the three months ended September 30, 2001. The decrease in cost of goods sold reflects lower sales for the period.

General and administrative expenses were $0.0 for the three months ended September 30, 2002, a decrease of approximately 100% as compared to $814,062 for


Results of operations - continued

the three months ended September 30, 2001. This decrease is attributable to a decrease of over $7,310,952 in stock based compensation, and our overall decreased sales activity.

Total costs and expenses were $30,223 for the three months ended September 30, 2002, as compared to $857,982 for the three months ended September 30, 2001. This decrease of over 97% reflects a decreased in general and administrative expenses and cost of goods sold, as discussed above.
Net Losses
The net loss for the three months ended September 30, 2002 was $4,622 as compared to $817,525 for the three months ended September 30, 2001. The primary cause of this approximately 99% decrease is the decrease in total costs and expenses, discussed above.


LIQUIDITY AND CAPITAL REQUIREMENTS

Net cash provided in operating activities was $27,663 for the three months ended September 30, 2002, as compared to net cash used of $678,772 for the three months ended September 30, 2001, a decrease of over 95%. We had $28,266 in cash at September 30, 2002, a decrease of $75,256 during the quarter.

 Our net cash used by financing activities was $97,308 for the three months ended September 30, 2002 as compared to net cash provided of $33,501 for the period ending September 30, 2001.

At September 30, 2002, our current assets were $129,331, while our current liabilities were $5,925,939. Total current liabilities consists of $593,003 in accounts payable and accrued expenses, and $5,925,939 in notes payable and capital lease obligation.

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

We need to raise additional cash, however, in order to satisfy our proposed restructuring plan, to meet obligations, and expand our operations. Management is presently investigating transactions and mergers and acquisitions that management believes can provide additional cash for our operations and be profitable long-term. In the future management also intends to attempt to raise funds through private sales of our common stock. Although management believes that these efforts will enable us to meet our liquidity needs in the future, there can be no assurance that these efforts will be successful.

 In the opinion of the Company's management, lawsuits currently pending or threatened against the Company, unless dismissed or settled within a short period of time, will have a material adverse effect on the financial position and results of operations of the Company because the Company does not have the cash flow to continue to fund defense costs. Management is currently reviewing several strategies for continuing to fund defense costs while at the same time funding the development of the Company. Such strategies may include acquiring one or more businesses with positive cash flow, or filing for bankruptcy protection. No decisions have been made as of this time.

PART II

ITEM  1     LEGAL  PROCEEDINGS

There have been no material developments to the legal proceedings described in our Form 10-QSB for the quarter ended September 30, 2002, filed with the Commission on December 13, 2002.

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

ITEM  2     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
	There have been no events which are required to be reported under this Item.


ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events which are required to be reported under this Item.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
HOLDERS

     There have been no events which are required to be reported under this Item.






ITEM  5     OTHER  INFORMATION

     Effective December 13, 2002, the Company changed its principal business address to: 101 Marietta St., Suite 1070,
Atlanta, GA 30303, telephone number (404)  522-1202.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K



SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: December 13, 2002

Group Management Corp

/s/ Elorian Landers
 ------------------------------
By: Elorian Landers

Its: Chief Executive Officer




(a)     Exhibits

        99.1     Certification  as  Adopted  Pursuant  to
Section  302  of  the Sarbanes-Oxley  Act  of  2002.






Exhibit 99.1

CERTIFICATION  PURSUANT  TO
18  USC,  SECTION  1350,  AS  ADOPTED  PURSUANT  TO
SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

     In connection with the Quarterly Report of Group Management Corp. (the "Company") on Form 10-QSB for the quarter ended September 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Elorian Lander, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report referenced above has been read and reviewed by the undersigned.

2.     The Report fully complies with the requirements of
Section 13(a) or 15(d) of  the  Securities  Exchange  Act  of
1934.

3. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

4. Based upon my knowledge, the Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to makes the statements made, in light of the circumstances under which such statements were made, not misleading.

5. Based upon my knowledge, the financial statements, and other such financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report.

6.     I  acknowledge  that  the  Chief  Executive  Officer  and
Chief Financial Officer:

     A.  are  responsible  for establishing and maintaining
"disclosure controls and  procedures"  for  the  Company;

     B. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report was being prepared;

     C. have evaulated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and
     D. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

     E. have disclosed to the issuer's auditors and to the audit committee of the Board of Directors of the Company
(or persons fulfilling the equivalent function):

     (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
(ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

     F. have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Elorian Landers
---------------------------------------
Elorian Landers
Chief Executive Officer and Chief Financial Officer
Dated:  December 13, 2002

1

5