Form 10KSB/A
period 2001-12-31
GROUP MANAGEMENT CORP
filed 2002-12-24
CIK 826674

74
________________________________________________________________________
________


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                  SECOND AMENDMENT
                                  FORM 10-KSB/A
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

                        COMMISSION FILE NUMBER: 000-32635

                             GROUP MANAGEMENT CORP.

                 (Name of Small Business Issuer in its Charter)

            DELAWARE                                     59-2919648
(State  or  other  jurisdiction  of                  (I.R.S.  Employer
  incorporation or organization)                     Identification No.)

   101 Marietta St.
      SUITE  1070
    Atlanta, GA                                       30303
   (Address of principal                                (Zip Code)
    Executive  offices)

                                 (404) 522-1202
                (Issuer's telephone number, including area code)

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

     As of December 23, 2002, the aggregate market value of the common stock of the issuer held by non-affiliates, based on the average bid and asked price of the common stock as quoted on the OTC Bulletin Board, was $77,000. As of December 23 2002,
13,380,000 shares of common stock of the issuer were outstanding.

         Transitional Small Business Disclosure Format: Yes [ ]  No [X]
                            GROUP MANAGEMENT CORP.
                                FORM 10-KSB

                                TABLE OF CONTENTS

PART  I                                                     2


  ITEM  1.  DESCRIPTION  OF  BUSINESS.                      2
    OVERVIEW                                                2
    PORTFOLIO  COMPANIES                                    2
    PENDING  ACQUISITIONS                                   4
    BUSINESS  STRATEGY                                      5
    EVALUATION  OF  POTENTIAL  ACQUISITIONS                 5
    COMPETITION                                             6
    INTELLECTUAL  PROPERTY                                  7
    EMPLOYEES                                               7
    FORWARD-LOOKING  STATEMENTS                             7
  ITEM  2   DESCRIPTION  OF  PROPERTY                       8
  ITEM  3.  LEGAL  PROCEEDINGS
SWAN MAGNETICS, INC.                                        9
  ITEM  4   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF        10
SECURITY  HOLDERS

PART  II                                                    11

  ITEM  5   MARKET  FOR  COMMON  EQUITY AND RELATED         11
STOCKHOLDER MATTERS
    MARKET  PRICE  INFORMATION                              11
    DIVIDENDS                                               11
    RECENT  SALES  OF  UNREGISTERED  SECURITIES             11
  ITEM  6   MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN  13
OF OPERATIONS
    OVERVIEW                                                13
    RESULTS  OF  OPERATIONS                                 14
    COMPARISON  OF  THE  YEARS  ENDED DECEMBER 31, 2001
AND
    DECEMBER 31, 2000                                       14
    LIQUIDITY  AND  CAPITAL  RESOURCES                      14
    GOING  CONCERN  CONSIDERATION                           16
  RISK  FACTORS                                             17
    RISKS  ASSOCIATED  WITH  OUR  BUSINESS                  17
  ITEM  7.  FINANCIAL  STATEMENTS                           18
  ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS WITH
ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL  DISCLOSURE            18
PART  III
                                                            19
  ITEM  9   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
            AND CONTROL PERSONS; COMPLIANCE  WITH  SECTION
16(a)
            OF  THE  EXCHANGE  ACT.                         19
    DIRECTORS  AND  EXECUTIVE  OFFICERS                     19
    SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING        19
COMPLIANCE
  ITEM  10. EXECUTIVE  COMPENSATION                         20
    SUMMARY  COMPENSATION  TABLE                            20
    EMPLOYMENT  AGREEMENTS                                  20
    2000  OMNIBUS  SECURITIES  PLAN                         21
    OPTION  GRANTS                                          21
    OPTION  EXERCISES  AND  OPTION  VALUES                  22
    COMPENSATION  OF  DIRECTORS                             22
  ITEM  11  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
            OWNERS AND MANAGEMENT                           23
  ITEM  12  CERTAIN  RELATIONSHIPS  AND  RELATED            24
TRANSACTIONS
  ITEM  13. EXHIBITS  AND  REPORTS  ON  FORM  8-K.          25
INDEX TO FINANCIAL STATEMENTS                               1
SWAN                                                        14

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


We are currently undergoing a restructuring of the operations of the company.
We have substantially reduced the operation of the company in the restructuring.
We currently have one employee, Elorian Landers, our CEO who is currently unpaid. We believe that after the company is restructured, it will be in a position to assess acquisition and merger opportunities. However, there can be no assurances that the restructuring will be successful.



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

On January 23, 2002, the Company announced the signing of an Alliance agreement with UTEK Corporation. The goal of the Alliance is to have UTEK identify suitable technology acquisition opportunities for GeeWhiz. UTEK is an innovative technology transfer company dedicated to building bridges between university-developed technologies and commercial organizations.
UTEK
identifies, licenses and finances the further development of new technologies and the transfers them to growing companies. The company and UTEK Corp entered into a technology assessment agreement where UTEK was to locate and assess technology opportunities in governmental and university laboratories for the compensation of 114,276 restricted common shares of GPMT.


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


Swan Magnetics Acquisition:

The transaction of the acquisition of Swan Magnetics was not an arms length transaction.  Eden Kim was the Chairman of the Board and a director of GPMT
and the president and a director of Swan Magnetics when the acquisition occurred. We incorporate by reference Form 8-k filed by the company
November 11, 2001, note # 1.    We further incorporate by reference
Form 8-k filed by the company on May 2, 2002, Item # 5.



See "Management's Discussion and Analysis of Financial Condition and
Results  of  Operations."


In  November  2000, Swan entered into a Research  and  Development
Agreement  with iTVr, Inc. to further develop technology  intended to  record,  play back and time-shift certain broadband electronic transmission  events  such as live television,  video  email,  and music videos. The initial development fee of $250,000 was paid and expensed  in 2000. The agreement required iTVr to provide  certain deliverables prior to December 31, 2000 and, upon completion of an evaluation of those deliverables, to determine whether to  provide additional  funding. As a result of this evaluation, an additional development fee of $500,000 was made to iTVr in January 2001.  The agreement  also  requires Swan to use its best efforts  to  pursue additional  financing  for iTVr of up to $2 million.  The  initial funding  of  $250,000  was convertible into 2  million  shares  of common  stock  of  iTVR within 60 days of the  completion  of  the initial  development  phase. In addition, The initial  development fee  of  $500,000 was convertible into $1 million shares of common stock  of  iTVR and a cashless warrant to acquire an additional  1 million  shares  of  common  stock at no  additional  cost  if  an additional  investment of at least $2 million is arranged  for  by
Swan. Swan exercised its conversion rights related to the $750,000 funding  and received 3 million shares of common stock of iTVr  in
February  2001.  This  represents a 46%  ownership  in  iTVr.  The additional  $2  million  financing,  if  acquired,  will  also  be convertible into 2.5 million shares of commons tock of iTVr by the lender.


Sale of Swan Magnetics. The short history of this Company's merger with  Swan  and  the problems that ensued is as  follows.  At  all relevant  times prior to June 30, 2001, Eden Kim was the  Chairman of  the  Board and President of Swan. He was also Chairman of  the
Board  of  the Company. After the Company purchased 88.5%  of  the stock of Swan, and while Kim remained the Chairman of the Board of both  Swan  and  the Company, all the needed financial  and  other information  of Swan was provided to the Company. This information was  used  for  the  continued management  of  Swan  and  for  the requisite SEC filings. A dispute with Kim arose in June  2001  and
Kim  resigned  as  the Chairman of the Company. Kim  remained  the
President and Chairman of Swan. Thereafter, although Kim continued
to  agree to provide the Company audited financial statements  and other  information  of  Swan  he in fact  never  did.  There  were
numerous  requests,  both  telephonically  and  written,  to   Kim
requesting  and  demanding audited financials and other  pertinent information regarding Swan. However, despite continued promises to do  so, the information was never provided. On February 26,  2002, the  Company terminated Kim as the President and Chairman  of  the
Board of Swan. On  March  6,  2002  we sold our 88.5% interest  in
Swan  Magnetics, Inc. to Lumar Worldwide  Industries,  Inc. for  a
promissory note for $2,500,000.






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

Our investment in CyberCoupons was diluted immediately, in the sense that the CyberCoupons shares acquired in exchange for our common stock have a book value that was far less than the trading price of our common stock at January 9, 2001. The company acquired thirty-five percent, 35% of Cybercoupons on January 9, 2001 for 118,631 shares of restricted stock of the company. On the date of the acquisition of the interest in Cybercoupons, the company's common stock was quoted at approximately $1.50.

The company has discontinued the business of Cybercoupons and has written off its investment in Cybercoupons. The directors listed of Elorian Landers, Thomas McCrimmons and Eden Kim were directors of GPMT and were not directors of Cybercoupons at the time of the acquisition. The acquisition price was determined based on the future projected market share Cybercoupons was expected to capture with its technology.
Management does not intend to pursue this business venture.


Best Staff Services, Inc. Acquisition:

      The  company and Best Staff services, Inc entered into  a
         letter  of  intent for the company to acquire   a  45%
         interest  in  Best Staff.  The letter  of  intent  was
         terminated  due to the Shelley Group's  withdrawal  of
         their  representation  and their  inability  to  raise
         capital  for the acquisition.   The material terms  of
         the letter of intent were:

      1)Structure, The Acquisition shall be structured as either a Merger between Acquiror and the Company, an Asset Purchase Of certain assets of the Company, or a Stock Purchase of all of the issued and outstanding capital stock of the Company.

      2)Purchase Price. The aggregate purchase price in the Acquisition (the "Purchase Price") will be payable at Closing (as defined below) by Acquiror in the amounts set forth below:

         a)Purchase  Price is based on six times  annual  after
           tax   earnings   of   $500,000   estimated   to   be
           $3,000,000. GPMT agrees to a minimum purchase  price
           of $2,000,000.

         b)Cash $450,000. The cash portion to be distributed over a period not to exceed 120 days following closing. The schedule for the cash payment will be 53% of the cash raised by GPMT as it is received from funding sources,

         c)A  total of 1,425,000 GPMT restricted shares will be
           issued   upon  closing  representing  a   value   of
           $2,550,000.

         d)  An option to purchase 250,000 shares of GPMT common stock (the
           "Option"), at an exercise price equal to the closing price of the GPMT common stock, as quoted on the over-the-counter bulletin board on the Closing Date, where 50% shall be vested immediately and the balance to vest over the next 12 months. These options are to be for distribution to the owners and key management at the discretion of the Owners.

The  company entered into an informal relationship with Applied
Behavioral   Sciences,  LLC  for  the  purpose   of   providing
behavioral  testing  to  determine  the  productivity  of   job
applicants.  Their  testing would have added  services  to  the human resource group. Once the acquisitions with Best Staff was terminated,  the  relationship with Applied Behavior  was  also terminated.


BUSINESS  STRATEGY

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



EVALUATION  OF  POTENTIAL  ACQUISITIONS

Currently the company is undergoing an organizational restructuring. We have substantially reduced our operations to reduce our operating costs. We currently have one unpaid employee, Elorian Landers, our CEO. We have relocated our corporate offices to Atlanta, GA to save additional costs. Upon the completion of the organizational restructuring, we will be in position to assess merger and acquisition candidates. However, there can be no assurances the restructuring will be successful.

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


COMPETITION

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

We  design, manufacture, and distribute a limited line of  acrylic drinking  glasses  and  plaques  with  colored  light  transmitted through  the acrylic that illuminates an image in the product  and creates  a  "halo" effect when the light exists. Our products  are
marketed   as  gifts  and  promotional  or  give-away  items   for
companies,  trade  associations, clubs,  sports  teams,  etc.  Our drinking glasses are marketed as Starglas(TM). We currently  offer three  sizes, an 18-ounce mug, a 16-ounce tumbler, and  a  9-ounce tumbler. The glasses are each attached to a removable base,  which contains  the  electronic parts for the light,  and  we  currently offer  five different colors, black, red, silver, blue, and green.
The  color  of the light transmitted through the glass corresponds with  the  color of the base. Customers may choose  from  a  small selection of existing graphics, or may submit artwork and we  will put  any logo or graphic on the glasses for their promotional use.
Our  illuminated  plaques are marketed as LightArt.  We  currently offer  four  different shapes and the same five color choices  for the  base. Customers may choose from a small selection of existing graphics,  or  may  submit artwork and we will  put  any  logo  or graphic on the glasses for their promotional or personal use.


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

GeeWhiz our subsidiary, holds a license from a shareholder,  Tommy
Tipton, for U.S. Patent Numbers 5,211,699 and 5,575,553 on proprietary fiber optic illuminated drinking containers, as well as registered trademarks on Starglas (Reg. No. 2,216,216) from Elorian Landers and Fyrglas (Reg. No. 1,995,482). The license gives Group Management the right to use the patents without cost.
In addition, Fyrglas is also a registered trademark in Canada. Mr.
Landers also has, and GeeWhiz has the rights to a patent pending with the United States Patent and Trademark Office (Application
No. 09/842,701) for LightArt. All intellectual property related to Starglas and LightArt for which Group Management Corp. has an interest is provided to us through a verbal agreement for its use.


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

EMPLOYEES

As   of  December 22,  2002,  the company  had  1 unpaid employee,
Elorian  Landers, our CEO.  We believe our relationship  with  our
employees  is good. None of  our employees  are  a  party   to   a
collective  bargaining  agreement.

FORWARD-LOOKING  STATEMENTS

Except  for  historical information contained  in   this   report,
the   statements   included in the Business section,  Management's
Discussion  and Analysis or Plan of Operations, including the risk
factors,   and   elsewhere  in this report contain forward-looking
statements  that  are   dependent  upon  a  number  of  risks  and
uncertainties  that  could  cause  actual  results    to    differ
materially  from  those  in  the forward-looking  statements.  The factors  listed  under  "Risk Factors"  in  Item  6,  as  well  as cautionary  language in this  report, provide examples  of  risks, uncertainties  and  events that may cause our  actual  results  to differ materially from the expectations we describe in our forward-
looking   statements.   We   do  not  intend  to  provide  updated
information about the matters referred to in these forward-looking
statements,   other  than  in  the   context    of    Management's
Discussion   and   Analysis  or Plan of Operations  contained   in
this report and other disclosures in the filings we make with  the
Securities  and  Exchange  Commission  (the  "SEC").

ITEM  2.     DESCRIPTION  OF  PROPERTY

Our   principal  executive offices are located as of December  17,
2002,  at  101  Marietta St., Suite 1070, Atlanta, GA  30303.   We
relocated  to  the Atlanta, GA area to reduce our  office  expense
costs.   Currently  we are sharing space with RGW  Capital  Group,
Inc,  an  investment banking firm at no cost on a month  to  month basis.

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

On  or  about  March  21,  2002,  Alpha  Capital  Aktiengesellschaft,
Amro
International,  S.  A.,  Markham  Holdings,  LTD,  and  Stonestreet
Limited
Partnership, the holders of the convertible notes, filed a complaint in United
States  District  Court for the Southern District of New York naming us,
Elorian
Landers and his wife as defendants. In their complaint, the note holders allege, the following:


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

The    Complaint    alleges,that   the    Company   breached   its
obligations   under a promissory note in the principal  amount  of
$2,843,017, that the  Company has breached its obligations under a series of settlement documents entered  into  between Swan and the
Company,  and  that the Company has interfered  with   contractual
relationships   between   Swan  and certain  third  parties.   The
total   relief   sought  by  Swan is $3,040,000,  plus  interests,
costs, and punitive damages.

In  separate  correspondence,  Mr.  Eden  Kim has alleged that the
Company never
owned   a   majority   interest  in  Swan  Magnetics,   Inc.   The
statement by Mr. Kim is solely his statement alone and  is  not  a statement by the company.

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

Market Manipulation

The   company  alleges  that  on  January  9,  10,  11,  2002  the plaintiff's in the litigation with the convertible debentures  and associates  manipulated the common share price  of  the  company's stock  in  order  for the plaintiff's to convert their  debentures
into  more  common  shares of the company's  stock.   One  of  the
company's market makers, Frankel & company entered a bid for $0.29 per  shares and held the bid at that level for a period  of  three
days.   This  closing  bid price of $0.29 per  share  allowed  the plaintiff's to convert their debentures into more shares than they were entitled.

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

  Penny Stock Disclosures:

     PENNY STOCK. Until the Company's shares qualify for inclusion in  the Nasdaq system, the trading of the Company's securities, if any,  will  be in the over-the-counter markets which are  commonly referred to as the "pink sheets" or on the OTC Bulletin Board.  As a result, an investor may find it more difficult to dispose of, or to  obtain  accurate quotations as to the price of the  securities offered.
     Effective  August  11,  1993,  the  Securities  and  Exchange
Commission adopted Rule 15g-9, which established the definition of a  "penny  stock," for purposes relevant to the  Company,  as  any equity  security that has a market price of less  than  $5.00  per share  or  with  an exercise price of less than $5.00  per  share, subject  to  certain exceptions.  For any transaction involving  a penny  stock, unless exempt, the rules require: (i) that a  broker or  dealer  approve a person's account for transactions  in  penny stocks; and (ii) the broker or dealer receive from the investor  a written  agreement to the transaction, setting forth the  identity
and  quantity  of the penny stock to be purchased.   In  order  to
approve  a person's account for transactions in penny stocks,  the broker  or  dealer  must  (i)  obtain  financial  information  and investment experience and objectives of the person; and (ii)  make a  reasonable determination that the transactions in penny  stocks are  suitable  for  that  person and that  person  has  sufficient knowledge  and  experience in financial matters to be  capable  of evaluating the risks of transactions in penny stocks.  The  broker or  dealer must also deliver, prior to any transaction in a  penny stock,  a  disclosure schedule prepared by the Commission relating to  the  penny  stock market, which, in highlight form,  (i)  sets forth the basis on which the broker or dealer made the suitability determination;  and  (ii) that the broker  or  dealer  received  a
signed,  written  agreement  from  the  investor  prior   to   the
transaction.   Disclosure also has to be made about the  risks  of
investing  in penny stock in both public offering and in secondary trading,  and  about commissions payable to both the broker-dealer and  the  registered  representative, current quotations  for  the securities and the rights and remedies available to an investor in
cases  of  fraud  in penny stock transactions.   Finally,  monthly
statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.
     The  National  Association of Securities Dealers,  Inc.  (the
"NASD"),  which administers NASDAQ, has recently made  changes  in
the  criteria  for  continued NASDAQ  eligibility.   In  order  to
continue  to  be  included  on NASDAQ,  a  company  must  maintain
$2,000,000  in  net  tangible  assets  or  $35,000,000  in  market capitalization or $500,000 net income in latest fiscal year  or  2 of last 3 fiscal years, a $1,000,000 market value of its publicly-
traded securities and 500,000 shares in public float. In addition, continued  inclusion requires two market-makers and a minimum  bid price of $1.00 per share.
     Management   intends  to  strongly  consider  undertaking   a
transaction with any merger or acquisition candidate,  which  will allow  the Company's securities to be traded without the aforesaid
limitations.   However, there can be no assurances  that,  upon  a
successful  merger or acquisition, the Company  will  qualify  its securities for listing on NASDAQ or some other national  exchange, or  be  able  to  maintain the maintenance criteria  necessary  to insure  continued listing.  The failure of the Company to  qualify its  securities or to meet the relevant maintenance criteria after such  qualification in the future may result in the discontinuance of  the  inclusion  of  the  Company's securities  on  a  national
exchange.   In  such  events, trading, if any,  in  the  Company's
securities may then continue in the over-the-counter market.  As a result, a shareholder may find it more difficult to dispose of, or to  obtain  accurate  quotations as to the market  value  of,  the
Company's securities


RECENT  SALES  OF  UNREGISTERED  SECURITIES

In each of the private sales of stock below, the company had each purchaser complete a subscription agreement where the purchaser attested that they were an accredited investor.

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

On   September  28,  2000,  we exchanged 1,000,000 shares  of  our common stock for
approximately  88.5%  of  Swan  Magnetics,  Inc.,  pursuant  to  a share exchange
agreement  with 84 shareholders of Swan. No more than  35  of  the
Swan shareholders
were  not "accredited investors" within the meaning of Rule 501(a)
of Regulation
D under the Securities Act. This share exchange was followed by an offer made to
the   accredited   investors  who  participated  in  the  original
exchange to exchange
the   shares   received   in the share exchange  for  warrants  to
purchase our common
stock    at    an   exercise   price  of  $1.75  per  share.   The
shareholders exchanged an
aggregate   454,590   shares  of  common  stock  for  warrants  to
purchase our common
stock.   The  securities,  which  were  taken  for investment  and
were subject to
appropriate    transfer   restrictions,    were   issued   without
registration under the
Securities   Act   in   reliance upon the  exemption  provided  in
Section 4(2) of the
Securities  Act  and  Rule  506  of  Regulation  D.  The number of investor  who were accredited were 100.  Of those who participated in  the  shares  exchange,  each investor  signed  a  subscription agreement where they attested they were an accredited investor.

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




Convertible Debenture Sale

On  February  2,  2001,  Alpha  Capital  Aktiengesellschaft,  AMRO
International, S.A., Markham Holdings Ltd. and Stonestreet Limited
Partnership  (the  "investors") purchased  from  us  an  aggregate
$1,100,000  of  our  6%  convertible notes  due  2003.  Under  our agreement  with  the  investors, we will  be  obligated  to  issue additional  shares of our common stock to them if the closing  bid price  of our common stock is not equal to or greater than  $2.374
for   10  consecutive  trading  days  during  the  180-day  period beginning on the effective date of this registration statement. In consideration  for their investment, we also issued the  investors warrants to purchase an aggregate of 275,000 shares of our  common stock at an exercise price of $1.647. In partial consideration for serving  as our financial advisor and private placement  agent  in connection  with  the  issuance of  the  notes,  we  issued  Union
Atlantic Capital, L.C. a warrant to purchase 50,000 shares of  our common stock at an exercise price of $1.647.


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

In April 2001, we acquired SES-Corp., Inc., a professional employer organization pursuant to an Amended and Restated Asset Purchase Agreement and Agreement and
Plan of Merger (the "Merger Agreement"). In the merger SES became a wholly owned subsidiary of ours. The shares of SES common stock outstanding immediately prior to the effective time of the merger were converted into the right to receive
590,964 shares of our common stock. 500,000 shares of our common stock were to be placed in an escrow account (the "Escrow Shares") to secure certain indemnification obligations set forth in the Merger
Agreement. There was no prior affiliation between the officers and directors of SES Corp and GPMT, prior to the acquisition.

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

In   re:  Polar  Maintenance  Company,  Inc,.  Debtor;  Simplified
Employment  Services.,  v.  v. Group Management  Corp.;  Adversary
Proceeding No. 024734, In the United States Bankruptcy  Court  for
the Eastern District of Michigan, Southern Division. Cause No. 01-
53170

The  Plaintiff  brought  this  adversary  proceeding  against  the
company  seeking  damages  pursuant to  a  promissory  note.   The
Company  alleged  the proceeds were tendered  to  the  company  as consideration for the merger of SES with the Company.


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

On  or about March 21, 2002, the note holders filed a complaint in federal court
naming  Elorian  Landers, his wife and us as defendants. In  their complaint, the
note   holders  allege, the following: breach of contract  on  the
notes   for  failure  to have an effective registration  statement covering the resale  of  the  common  stock underlying the  notes, failure to honor conversion requests  and  failure  to  repay  the convertible  notes and promissory notes. In their  complaint,  the note holders assert monetary damages and seek relief in the amount
of   $1,155,000   plus interest, liquidated damages and  attorneys
fees and other  costs of enforcement for the breach of contract on the  notes, unspecified monetary damages for failure to cause  the registration statement to be effective and  failure  to  take  the steps necessary for the note holders to sell the shares under  the
Security  Agreement pursuant to Rule 144, and unspecified  damages for  failure  to  honor conversion notices. In addition, the  note
holders  are  seeking an  order  directing   us   to   cause   the
registration   statement  to  be  declared  effective.   The  note
holders  have also alleged fraud in connection with  the  sale  of the  convertible  notes.

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

ELORIAN LANDERS has served as our Chief Executive Officer and as a director of the company since December 1999. He has also served as a consultant to and director of GeeWhiz since February
1996, and as the President of GeeWhiz since October 1998. Mr.
Landers holds a B.A. in Advertising from Art Center College in
Pasadena, California. He also attended Texas A&M University, where he studied architecture. In addition Mr. Landers was also an investor and director of New Visual Entertainment, Inc.

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


ITEM  10.     EXECUTIVE  COMPENSATION

SUMMARY  COMPENSATION  TABLE

The   following   table  sets  forth the summary  of  compensation
paid  to  our named executive  officers  and directors  in  fiscal years  2000 through 2001. The "named executive officers"  are  our chief executive officer, regardless of compensation, and  our only other executive officer who was serving as an executive officer at
December   31,   2001   and   whose  annual   salary   and   bonus
exceeded   $100,000.  The  company  has  not  paid  any  executive
compensation to any officer or director since January 26, 2001.





NAME AND PRINCIPAL                                  Bonus
POSITION              YEAR   SALARY                        OPTIONS (#)


Elorian  Landers,
Chief  Executive
Officer
and  Director


                                                   25,000
                        2001  $220,000                           175,000
                                                        -
                        2000  $210,000                                 -

Eden  Kim,
Chairman  of  the
Board
and Secretary (1)


                                                        -
                        2001  $105,000                            18,750
                                                        -
                        2000  $200,000                                 -

Tom McCrimmon,                                     25,000
Director                2001         -                           231,250
                                                        -
                        2000         -

Clay Border,
Secretary
and Director                         $             25,000
                        2001    87,500                           206,250
                                                        -
                        2000         -                                 -



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


                Terms of Mr. Lander Employment Agreement

Section 1. Position; Duties. Executive will serve as an officer of Employer in the position of Chief Executive Officer. Executive will report to the Board of Directors of the Employer and its designees. Executive will perform the duties that the Board of Directors of the Employer may from time to time reasonably direct, and such duties as may be specified for his office in the Bylaws of the Employer. Executive will devote substantially all of his business time, ability and attention to the business of Employer during the Original Term and any Renewal Term of this Agreement.

     Section  2. Term. This Agreement shall commence on Effective
Date  and  end  three  (3) years after the  Effective  Date  (the
"Original Term"), unless terminated earlier pursuant to Section 4 of this Agreement. After the Original Term, this Agreement shall be automatically renewed for successive terms of one (1) year each (each a "Renewal Term") unless terminated earlier pursuant to Section 4 of this Agreement or unless either party gives the other party sixty (60) days' written notice, prior to the expiration of the Original Term or any Renewal Term, as the case may be, of that party's intent to terminate this Agreement at the end of the Original Term or any Renewal Term.

     Section   3.   Compensation.  Subject  to  Section   4,   as
compensation  for  Executive's services, and as compensation  for
Executive's  covenants  set  forth in this  Agreement,  including without limitation Section 5, the Employer agrees as follows:

          (a)  Base  Salary.  During the Original  Term  and  any
     Renewal Term, the Employer will pay Executive a base  salary
     ("Base  Salary")  at  the  rate  of  $20,833.33  per  month, prorated  for any partial pay period. The Base  Salary  will be  paid  in accordance with the Employer's regular  payroll
     practices   and  subject  to  increase  by  the   Board   of
     Directors.

          (b) Annual Bonus. Executive shall be entitled to receive an annual bonus based upon his performance as determined in the sole discretion of the Board of Directors of the Employer.



          (c) Restricted Stock Award. Executive shall receive a restricted stock award of 4 million shares of common stock of Employer, pursuant to the terms of that certain
     Restricted Stock Award Agreement attached hereto as Exhibit
     A.

          (d) Miscellaneous. Executive shall be entitled to the following additional benefits:

               (1) A car allowance not to exceed $800 per month;

               (ii)A club membership allowance not to exceed
          $2,000 per year;

               (iii) Reimbursement of all properly documented business expenses, including, without limitation, wireless phone service, in accordance with the Employer's policy, as may be modified from time to time, for reimbursement of business expenses;

               (iv) An annual paid vacation of twenty (20) business days in accordance with the Employer's vacation policy for Executives of the Employer generally;

               (v) Such other benefits, including health benefits and participation in Executive benefit plans, made available to Executives of the Employer generally and provided as soon as practicable without violation of the Employer's policy terms; and

               (vi) Such stock options as may be granted from time to time by the Board or any committee thereof.


______________________________
1   Mr. Kim resigned from these positions in July 2001
2   Mr. Border joined the Company June 1, 2001


Terms of Mr. McCrimmon Consulting Agreememt:

                          CONSULTING AGREEMENT
     This  Consulting  Agreement (this  "Agreement")  is  entered into as of October 8, 2001 (the "Effective date"), by and between
IVG  CORP. a Delaware corporation (the "Company'), and Thomas  L.
McCrimmon, an individual (`Consultant"). Each of the Company  and
Consultant   is  refereed  to  herein  as  a  "Party"   and   are
collectively referred to herein as the "Parties,"

    The  Parties  desire  to enter into this Agreement  in  order

that   Consultant  may  provide  the  consulting   services,   as

hereinafter set forth.



    The  Parties,  intending  to  be  legally  bound,  agree   as

follows:



          1.  Engagement of Consultant.

        1.1   Scope   of  Services.  The  Company   engages   the
        Consultant  to  render  consulting  services,   and   the
        Consultant agrees to render consulting services,  to  the
        Company,  as  requested from time to time, on  the  terms
        and conditions set forth herein. The scope and nature  of
        the  consulting services will be services  in  connection
        with  the  identification,  analysis  and  evaluation  of
        possible  merger  and acquisition opportunities  for  the
        Company,  and such other services as may be requested  by
        the  Board  of Directors and the Chief Executive  Officer
        of the Company from time to time.

        1.2  Terms  of  Agreement. The Company  will  retain  the
        Consultant under the terms of this Agreement for the period beginning on the Effective Date and ending on the first anniversary of the Effective Date (the "Consulting
        Period").

          1. Consulting Fee. In payment in frill for the consulting services rendered by Consultant under this Agreement, the Company shall grant to Consultant an option to purchase 3,000,000 shares of the Company's common stock, which shall be issued to Consultant pursuant to that certain Stock Option Agreement, attached hereto as Exhibit
     A (the "Consulting Fee")

          3.   Expenses.  In  addition  to  the  Consulting  Fee,
     Consultant  shall  be  reimbursed by  the  Company  for  all
     reasonable    out-of-pocket   disbursements   incurred    by
     Consultant  in  connection  with  the  performance  of   his
     services under this Agreement, including but not limited  to travel  expenses and legal and accounting fees. Expenses  in excess  of  $3,000 must be approved in advance by the  Chief
     Executive Officer of the Company.

          4.   Independent  Contractor. The  parties  acknowledge
     that  Consultant  is a skilled professional  consultant  who will  be  rendering professional services pursuant  to  this
     Agreement,  Consultant  will use his  professional  judgment and  expertise  to  accomplish  the  details  of  his  work.
     Consultant is, and shall for all purposes be considered,  an independent contractor, and nothing in this Agreement  shall be  deemed to create or imply an agency, partnership,  joint venture  or  employment relationship between Consultant  and the  Company  (or any affiliate of the Company).  Consultant acknowledges  and  agrees that he shall  have  no  right  or authority  to commit or obligate the Company in any  way  to any  third  party or parties unless specifically  authorized to  do  so  by an authorized officer of the Company.  It  is understood  that  Consultant shall pay all taxes,  licenses, and  fees  levied  or assessed on Consultant  in  connection with  or  incident to the performance of this  Agreement  by any  governmental  agency,  including,  without  limitation,
     unemployment  compensation  insurance,  old  age   benefits,
     social   security,  or  any  other  taxes  upon   wages   of
     Consultant.  Consultant agrees to furnish the  Company  with the  information  required to enable it  to  make  necessary reports and pay taxes.

          5. Termination. This Agreement is terminable by either the Company or Consultant upon 30 days prior written notice to the other. Upon termination of this Agreement for any reason, none of the Parties nor any other person shall have any liability or further obligation arising out of this Agreement, except for any liability resulting from the breach of this Agreement prior to termination; provided that notwithstanding the termination of this Agreement pursuant to the terms hereof or otherwise, the Company's obligations to reimburse the Consultant for all reasonable out-of- pocket disbursements under Section 3 shall survive the termination of this Agreement.

          6.  Confidentiality; Proprietary Information.

        6.1  Confidentiality. Both during the  Consulting  Period
        and   thereafter,   Consultant  agrees   that   (i)   all
        information  and data that Consultant receives  from  the
        Company  and  all  information and data  that  Consultant
        generates  or  develops  in  the  performance   of   this
        Agreement  shall  be regarded as proprietary  information
        and  property of the Company that shall be held in strict
        confidence   by   Consultant  and  that   all   of   such
        information  and data shall be promptly returned  to  the
        Company   upon   termination  or   expiration   of   this
        Agreement,  and  (ii)  Consultant  will  not,  except  as
        specifically  requested  by  the  Company,  use  for  any
        purpose  or  disclose  to  any  person  any  confidential
        information  Concerning the business of the Company.  The
        term   "confidential   information"   includes,   without
        limitation, information not previously disclosed  to,  or
        known   by,   the  public  with  respect   to   products,
        processes,   facilities   and   methods,   research   and
        development,   trade   secrets,   know-how   and    other
        intellectual  property,  marketing  and  business  plans,
        prospects   and   opportunities,   customer   lists   and
        financial  information  regarding  the  business  of  the
        Company.

         6.2  Proprietary information. Consultant agrees that all
data,  reports,  processes,  procedures,  programs,  discoveries,
formulae,   improvements,   technologies,   designs,   inventions
(collectively,   "Inventions"),  including   new   contributions,
developments,  ideas, and discoveries, whether or not  patentable or  copyrightable, conceived, developed, invented, or made solely by  the  Consultant, or jointly with other employees,  agents  or consultants  of  the Company, as part of the consulting  services shall be conclusively deemed "work for hire" and are property of, and  belong to, the Company. Consultant assigns all right,  title and interest in such inventions to the Company.

               7.  Miscellaneous.

7.1 Notices. Unless otherwise provided in this Agreement, all notices, approvals, or other communications purporting to affect the rights of the Parties hereunder will be in writing and will be delivered personally or by certified mail, return receipt requested, or express courier (a) if to the Company, at 13135 Dairy Ashford, Suite 525, Sugar
     Land, Texas 77048 and (b) if to Consultant, at the address set forth on the signature page to this Agreement, or at such other address as either
     Party notifies to the other Party in writing.



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





              NUMBER     PERCENT OF
              OF
              SECURIT         TOTAL
              IES           OPTIONS
              UNDERLY    GRANTED TO
              ING
              OPTIONS     EMPLOYEES  EXERCISE
                                 IN
              GRANTED   FISCAL YEAR  PRICE           EXPIRATION
                                                     DATE

NAME
----

Elorian       156,250                                (1)
Landers                         24%  $   .56
Clay Border   206,250                                (1)
                                35%  .56
Tom McCrimmon 231,250                                (1)
                                39%  .56


                                       21
OPTION  EXERCISES  AND  OPTION  VALUES

The following table sets forth certain information concerning the exercise of options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of such named executive officers' unexercised options on an aggregated basis.





                                  NUMBER OF               VALUE OF
                                SECURITIESUN                EXERCISED IN-
                                UNDERLYING                  THE-MONEY
                              UNEXERCISEDOPTIONS                AT YEAR-
                                OPTION                       S END
                              ($)(1)
                                AT YEAR-END                 (#)---------
                              -------
                                ----------------

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




                                  SHARES OF COMMON STOCK BENEFICIALLY
                                OWNED
                                  --------------------------------------
                                ----
NAME OF BENEFICIAL OWNER
-------------------------------------------------------
                                  NUMBER (1)
                                PERCENT (2)
                                                         ---------------
---------------------------  -----------
Elorian Landers (3)                                           796,924
20.2%
Eden Kim                                                  460,282
14.9%
Clay Border                                                 362,500
2.5%
Thomas L. McCrimmon (4                                          430,164
8.6%
Executive officers and directors as a group (3 persons)
1,589,588       31.3%
Alpha Capital Aktiengesellschaft
267,139     7.9%
AMRO International, S.A.                                        222,616
6.7%
Markham Holdings Ltd.                                         311,662
9.2%
Stonestreet Limited Partnership
178,092     5.5%

Addresses of:

Kim, Eden
10715 Orline Court
Cupertino, CA 95014

Tom McCrimmon
3816 West Linebaugh Ave.
Suite 480
Tampa, FL 33624

Clay Border
Unknown


Elorian Landers
30 Farrell Ridge
Sugar Land, Texas 77479


(1) Pursuant to Rule 13d-3 under the Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise, has or shares voting power and/or investment power as to which such person has the right to acquire such  voting  and/or  investment  power  within  60  days.
Percentage of
        beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting  and/or  investment control within 60 days.
The number
        of shares shown includes outstanding shares owned  as of March
31, 2002,
        by the person indicated and shares underlying warrants and/or options owned by such person on March 31, 2002, that were exercisable within
        60  days  of  that  date.
     (2) Based on 4,699,679 BAL Brian A. Lebrecht Update to as of 3/31/02. Shares of common stock issued and outstanding as of the close of business on March 31, 2002.
(3) Includes 118,750 shares subject to options exercisable within 60 days of
        March  31,  2002.
(4) Includes 193,750 shares subject to options exercisable within 60 days of
        March  31,  2002. Mr. McCrimmon's address is 3816 West Linebaugh
Avenue,
        Suite 200,  Tampa,  Florida  33624.
(5) Includes 168,750 shares subject to options exercisable within 60 days of
        March  31,  2002.
(6) Includes 263,389 shares of common stock issuable on conversion of convertible notes at an assumed conversion price of $1.13 per share, and
        3,750 shares of common stock issuable on the exercise of immediately exercisable warrants. Alpha Capital Aktiengesellschaft's address is
        Pradafant  7, 9490 Furstentums,  Vaduz,  Lichtenstein.
(7) Includes 219,491 shares of common stock issuable on conversion of convertible notes at an assumed conversion price of $1.13 per share, and
        3,125 shares of common stock issuable on the exercise of immediately exercisable warrants. Amro International's address is care of Ultra
        Finanz, Grossmuensterplatz  6,  Zurich,  Switzerland  CH8022.
(8) Includes 307,287 shares of common stock issuable on conversion of convertible notes at an assumed conversion price of $1.13 per share, and
        4,375 shares of common stock issuable on the exercise of immediately exercisable warrants. Markham Holdings Ltd.'s address is care of
        Mr. David  Hassan, 50 Town Range,  P.O.  Box  472,  Gibraltar.
(9) Includes 175,592 shares of common stock issuable on conversion of convertible notes at an assumed conversion price of $1.13 per share, and
        2,500 shares of common stock issuable on the exercise of immediately exercisable warrants. Stonestreet Limited Partnership's address is care of Carol Harrop/Michael  Finkelstein,  260 Town Center Blvd.,
Suite 201,
        Markham, ON, L3R 8H8.


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

Eden  Kim  the  previous president and director  of  Swan  had  14 shareholders  return their shares of IVG Corp. back to  IVG  Corp.
asking at the request of Mr. Kim to exchange them for Swan shares.
The reference to the 6.2 million shares is the pre-split number of shares outstanding.  Post split the 6.2 million number is actually
310,000 shares.


The  company  owes to its CEO, Elorian Landers initially  $84,947,
this   amount  has grown with additional loans to $140,000.   Mile
Tate  and Earl Marshall are each owed $7,500 by the company on  an annual renewable note paying interest at 7%.

Tom   Grunnert,  our  General  Counsel  and  director   was   paid
approximately $90,000 per year.  The sum was payable to  Gibson  &
Grunnert, P.C.


ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)      Exhibits
---      --------

 EXHIBIT  NO.    TITLE
 -----------     -----

2.1(1)    Agreement  and  Plan  of  Reorganization between
GeeWhizUSA.com,  Inc.
        and  the  company.
2.2(2)    Agreement  and Plan of Exchange between Swan Magnetics, Inc.
and   the
        company.
2.4(4)    Amended  and Restated Agreement and Plan of Exchange, dated
June  28,
        2000,  among  Swan  Magnetics,  Inc.,  certain  stockholders  of
      Swan
        Magnetics, Inc. and  the  company
2.5(5)    Form  of  Warrant  Certificate  issued to former stockholders of  Swan
        Magnetics,  Inc.
2.6(5)    Reorganization  Agreement  and  Plan of Exchange, dated  July
15,2000,
        among  CyberCoupons.com,  Inc.,  certain  stockholders  of
        CyberCoupons.com, Inc. and the  company
2.7(6)    Amended  and  Restated  Asset Purchase Agreement  and
Agreement and of
        Merger, dated  March  31,  2001,  among  SES  Acquisition  2001,
      Inc.,
        Cheyenne  Management  Company,  Inc.,  SES-Corp.,  Inc., certain other
        persons and the company
2.8(7)    Agreement, dated as of August 8, 2001 among the company,
Dennis Lambka
        and  Ronald  Bray
2.9(11)   Asset  and  Stock  Purchase  Agreement, dated October 24,
2001, by and
        among  GMS  Acquisition  LLC,  Group  Management  Services,
      Inc.,
        E. Michael Kahoe, James  Kahoe  and  the  company
3.1(5)    Certificate  of  Incorporation
3.2(5)    Bylaws
4.1(5)    Specimen  Certificate  of  Common  Stock
4.2(8)    2000  Omnibus  Securities  Plan
10.1(5)   Office  Lease  between G.P.I. Development, Ltd. and the
company
10.2(5)   Lease  Agreement,  dated December 2, 1997, between Southwest
Beltway
        Limited  Partnership  and  Fyrglas,  Inc.
10.3(5)   Inventory  Credit  Line Agreement, effective as of January 22,
2001,
        between  Swan  Magnetics,  Inc.  and  the  company
10.4(5)   Security  Agreement,  dated  July  18,  2000,  between Swan
Magnetics,
        Inc.  and  the  company
10.5(5)   Secured  Convertible  Promissory  Note issued by the company to Swan
        Magnetics,  Inc.  on  July  18,  2000
10.6(5)   Secured  Promissory  Note  issued  by  the  company  to  Swan
        Magnetics,  Inc.  on  October  31,  2000
10.7(5)   Secured  Promissory  Note  issued  by  the  company  to  Swan
        Magnetics,  Inc.  on  December  12,  2000


10.8(5)   Subscription  Agreement,  dated February 2, 2001, among
AlphaCapital
        Aktiengesellschaft,  AMRO International, S.A., MarkhamHoldings
      Ltd.,
        Stonestreet Limited  Partnership  and  the  company
10.9(5)   Form  of  Convertible  Note  issued  by the company to Alpha
Capital
        Aktiengesellschaft, AMRO International, S.A.,  Markham  Holdings
      Ltd.
        and Stonestreet  Limited  Partnership  on  February  2,  2001
10.10(5)  Form of Common Stock Purchase Warrant issued by the company
toAlpha
        Capital Aktiengesellschaft, AMRO International, S.A., Markham
      Holdings
        Ltd. and Stonestreet  Limited  Partnership  on  February  2,
      2001
10.11(5)  Research  and  Development  Agreement,  dated  November  15,
2000,
        between  iTVr,  Inc.  and  Swan  Magnetics,  Inc.
10.12(5)  Promissory  Note  issued  by the company to SES-Corp., Inc. on
        March  30,  2001
10.13(10) Warrant,  dated  April  30,  2001,  issued by the company to
Union
        Atlantic  Capital,  L.C.
10.14(9)  Secured  Promissory  Note  issued  by  the  company  to  Swan
        Magnetics,  Inc.  on  August  1,  2001
10.15(9)  Voting  Agreement,  dated  August 1, 2000, between the company and  Swan  Magnetics,  Inc.
10.16(9)  Settlement  Agreement  and  General  Release, dated August 1,
2000,
        between  the  company  and  Swan  Magnetics,  Inc.
10.17(9)  Security  Agreement,  dated September 10, 2001, among Alpha
Capital
        Aktiengesellschaft, AMRO International, S.A., Markham Holdings,
      Ltd.,
        Stonestreet  Limited Partnership, the Collateral Agent (as
      defined
        therein), the Shareholders  (as  defined  therein)  and  the company
10.18(9)  ommon  Stock  Issuance Agreement, dated September 10, 2001, among
        the  company  and  the  Shareholders  (as  defined  therein)
10.19(11) mployment  Agreement,  effective  as  of  October 8, 2001, by
and
        between  Elorian  Landers  and  the  company.
10.20(11) mployment  Agreement,  effective  as  of  October 8, 2001, by
and
        between  Clay  Border  and  the  company
10.21(11) onsulting  Agreement,  effective  as  of October 8, 2001, by
and
        between  Thomas  L.  McCrimmon  and  the  company
21.1(11)  subsidiaries
23.1(11)  consent  of  Wrinkle,  Gardner  and  Company,  P.C.
----------------

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

On December 18, 2002 the company filed a Form 8-k, disclosing the resignation of its auditor and the change of address of it business office.







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

                                      F-1
                        Wrinkle, Gardner & Company, P. C.
                          Certified Public Accountants
                           211 E. Parkwood, Suite 100
                            Friendswood, Texas 77546
                                 (281) 992-2200

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


                              GROUP MANAGEMENT CORP.
                              CONSOLIDATED BALANCE SHEET
                              AS OF DECEMBER 31, 2001




ASSETS
CURRENT ASSETS:
 Cash                                  97,911
 Accounts receivable - net              6,545
 Inventory                             89,186
 Due from shareholders                 46,000


   Total current assets               239,642

PROPERTY AND EQUIPMENT - NET          411,990

OTHER ASSETS - NET                    292,738
                                     --------
                                        -----
   Total assets$                      944,370
                                     ========
                                        =====

LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued         865,619
expenses
 Notes payable and capital lease
obligations
                                     5,030,99
                                            3
                                     --------
                                        -----
 Total current liabilities
                                     5,896,61
                                            2

STOCKHOLDERS' EQUITY AND
ACCUMULATED DEFICIT:
 Common Stock, par value $.002,
150,000,000 shares authorized,
3,553,258
 Issued and outstanding                 7,107
 Additional paid-in capital          33,500,2
                                           08
 Accumulated deficit                 (38,459,
                                         557)
                                     --------
                                        -----

   Total stockholders' deficit       (4,952,2
                                          42)
                                     --------
                                        -----
                                      944,370
$
                                     ========
                                     =====
See accompanying summary of accounting policies and notes to financial statements.



                                      F-3
                             GROUP MANAGEMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




                              2001        2000
                          -------------  -------------
REVENUES:
Sales                        574,826       396,300

COST OF GOODS SOLD           356,071       298,742

-------------            -----------
                                  --

GROSS PROFIT                 218,755        97,558

OPERATING EXPENSES:
 General and              15,260,883     5,443,807
administrative
 Purchased in-process      8,039,591
technology
 Depreciation expense         47,679        28,271
 Interest expense             28,872        58,716
-------------  -------------

15,437,434                23,570,385
-------------  --------
-----

OTHER INCOME:
 Interest income                           108,789
 Gain on sale of               8,000
equipment
-------------  --------
-----
116,789

MINORITY INTEREST        (2,209,725)
-------------  --------
-----

NET LOSS                 $(15,218,67  $(21,146,313
                                  9)             )
=============            ===========
                                   =

Basic and fully diluted        (.26)         (.57)
net (loss) per share
Weighted average shares
outstanding,
pre-split  on  December   59,293,697    37,705,300
17,  2001



See  accompanying
summary  of  accounting
policies  and  notes
to  financial
statements.

                                      F-4
                            GROUP MANAGEMENT CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000






                      Common
                       Stock

-------------

                      Number         Additional   Accumulate
                          of            Paid in            d

                      Shares  Amoun     Capital      Deficit Total
                              t
                                            ---            -       ----
                     -------  -----  ----------   ---------- -------
                        ----  --         ------            -
Balance
December  31,  1999                           $                        $
                     30,537,      $   1,969,035            $   (122,476)
                         402  3,054               (2,094,565
                                                           )
Shares issued for
services             2,414,2    241   3,005,992            -   3,006,233
                          00
Shares issued for
cash                 213,450     21     434,079            -     434,100
Shares issued in
acquisitions         20,000,  2,000  19,003,000            -  19,005,000
                         000
Shares exchanged
for warrants         (9,091,  (909)   2,182,859            -   2,181,950
                        855)
Warrants issued for
services                   -      -      71,860            -      71,860
Net loss
                           -      -           -   (21,146,31  (21,146,31
                                                          3)          3)
Balance
December  31,  2000
                     44,073,  4,407  26,666,825   (23,240,87   3,430,354
                         197                              8)
Shares issued for
services             21,603,  43,20   5,941,716            -   5,984,922
                         100      6
Shares  issued in
acquisitions
net of 10,000,000
cancelled
shares

                     4,320,8  8,642   5,372,826            -   5,381,468
                          62
Shares issued for
cash                 214,900    430      43,468            -      43,898
Beneficial interest
on
convertible debt

                           -      -     468,258            -     468,258
Effect of
unconsolidated
Subsidiary

                           -      -  (4,992,885            -  (4,992,885
                                              )                       ),
Effect  of  1  to
20                   (66,658  (49,5                             (49,578)
reverse  stock         ,801)    78)
split

                                              -            -
Net loss
                           -      -           -   (15,218,67  (15,218,67
                                                          9)          9)
                                              -                   ------
                     -------  -----  ----------   ----------      ------
                       -----    ---         ---           --
Balance
December  31, 2001                            $
                     3,553,2      $  33,500,208            $  $(4,952,24
                          58  7,107               (38,459,55          2)
                                                          7)

                     =======  =====  ==========  ==========  ==========
                       =====  =====  ======      =====       ===
                              ====

See Accompanying summary of accounting policies and notes to financial statements.


                                      F-5
                             GROUP MANAGEMENT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000





                                           2001                     2000
                                                            ------------
                                      ---------                     ----
                                         ------
CASH FLOWS FROM OPERATING
ACTIVITIES:

 Net (loss) . . . . . . . . . . . .                                    $
.. . . . . . . . .                             $             (21,146,313)
                                      (15,218,6
                                            79)
 Adjustments to reconcile net (loss)
to net cash
   (used in) operating activities:            ,                        ,
   Minority interest. . . . . . . .
.. . . . . . . . .                             -              (2,209,725)
   Depreciation . . . . . . . . . .
.. . . . . . . . .                       122,879                   28,271
   Amortization . . . . . . . . . .
.. . . . . . . . .                        24,800                   12,650
   Purchased in process technology.
.. . . . . . . . .                             -               18,039,591
   Stock based compensation . . . .
.. . . . . . . . .                     11,316,81                3,078,093
                                              2
   Beneficial interest on
convertible debt. . . . . .             468,258                        -
 Changes in operating assets &
liabilities:
   Accounts receivable. . . . . . .
.. . . . . . . . .                        20,489                 (12,889)
   Inventory. . . . . . . . . . . .
.. . . . . . . . .                      (11,247)                    1,649
   Other assets . . . . . . . . . .
.. . . . . . . . .                      (55,876)                (217,467)
   Accounts payable and accrued
expenses. . . . . . .                   485,168                1,334,132
                                                           -------------
                                      ---------                      ---
                                         ------

Net cash (used in) operating
activities . . . . . . .              (2,847,39              (1,092,008)
                                             6)

CASH FLOWS FROM INVESTING                     ,                        ,
ACTIVITIES:
 Cash acquired through purchase of
subsidiary . . . .                            -                5,404,338
 Purchase of equipment. . . . . . .
.. . . . . . . . .                     (490,328)                 (13,266)
 Notes receivable . . . . . . . . .
.. . . . . . . . .                       102,200                (148,200)

---------------                       ---------
                                        -------

Net cash provided by (used in )
investing activities.                 (388,128)                5,242,872

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Proceeds from stock issuance . . .
.. . . . . . . . .                        43,898                  434,100
 Proceeds from notes payable. . . .
.. . . . . . . . .                     3,127,890                   49,785
 Payments on notes payable. . . . .
.. . . . . . . . .                     (126,793)                (254,045)
 Restricted cash. . . . . . . . . .
.. . . . . . . . .                             -              (1,500,000)
                                                            ------------
                                      ---------                     ----
                                         ------

Net cash provided by (used in)
financing activities .                3,044,995              (1,270,160)

---------------                       ---------
                                        -------

 Increase (decrease) in cash and
cash equivalents . .                  (190,529)                2,880,704

Cash and cash equivalents -
beginning of year . . . .               288,440                    6,006

---------------                       ---------
                                        -------

Cash and cash equivalents - end of                                     $
year . . . . . . .                            $                2,886,710
                                         97,911

===============                       =========
                                        =======

Supplemental cash flow information:
 Cash paid for interest . . . . . .                                    $
.. . . . . . . . .                             $                    3,562
                                              -

===============                       =========
                                        =======


See accompanying summary of accounting policies and notes to financial statements.

                                      F-6
                             GROUP MANAGEMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

Revenue  Recognition
--------------------

Product   sales   are   sales  of on-line products  and  specialty
items.  Revenue is
recognized  at  the  time  products  are  shipped, as this is  the point at which
customers   are   liable  to  the  Company  for products  ordered.
The customer may
return   items  if  they  are found to be defective.  Returns  are
usually minimal.
Other   revenue  and  commission income  is  recognized  when  the earnings process has
been   completed.  The  disclosure  concerning  other  revenue  is boilerplate  verbiage  inserted by the  company  to  disclose  its process for disclosing any additional revenue in the event  it  is present.  Currently there in no source of other revenue.

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

NOTE  3  -  PROPERTY  AND  EQUIPMENT




Property and equipment consisted of the following:


                                     December 31, 2001
                                      ----------------
                                                   ---

Furniture and equipment. . . . . .                   $
.. . . . . . . .                                308,407
Manufacturing equipment. . . . . .
.. . . . . . . .                                109,670
Leasehold improvements . . . . . .
.. . . . . . . .                                170,381
Automobiles. . . . . . . . . . . .
.. . . .                                         41,857
                                      ----------------
                                                   ---

                                               630,315

Less accumulated depreciation. . .
.. . . . . . . .                              (218,325)
                                       ---------------
                                                  ----
Net Property, Plant and Equipment.                   $
.. . . . . . . .                                411,990

                                     =================
                                                    ==



The  capitalized costs of the intellectual property are  accorded
to   the   patent  and  licensing  agreement  for  the  Starglass
technology.   Of  the amount disclosed, patent application  costs
$25,000;  technology and tooling costs $385,000; product  design.
$100,000, payments to the inventor (Tommy Tipton), $90,000.


GeeWhiz holds a license from a shareholder, Tommy Tipton, for U.S. Patent Numbers 5,211,699 and 5,575,553 on proprietary fiber optic illuminated drinking containers, as well as registered trademarks on Starglas (Reg. No. 2,216,216) from Elorian Landers and Fyrglas (Reg. No. 1,995,482). The license gives Group
Management the right to use the patents without cost. In addition, Fyrglas is also a registered trademark in Canada. Mr.
Landers also has, and GeeWhiz has the rights to a patent pending with the United States Patent and Trademark Office (Application
No. 09/842,701) for LightArt. All intellectual property related to Starglas and LightArt for which Group Management Corp. has an interest is provided to us through a verbal agreement for its use.
NOTE  4  -  OTHER  ASSETS

     At December 31, 2001, other assets consisted of the following:





                              Historical Cost   Accumulated Amortization
                            Book Value
                              ----------------  ------------------------
                            -  -----------

  Licensing, patents, trademarks.           364,846             127,984
236,862
  Other assets (note receivable)            55,876
55,876
                              ----------------  ------------------------
                            -  -----------

                              $        420,722    $              127,984
                            $   292,738
                              ================
                              =========================  ===========


NOTE  5  -  NOTES  PAYABLE

     Notes  payable  consisted  of  the  following:





                                                       December 31,

                                                               2001
                                                                 --
                                                        -----------

Borrowings against a $50,000 line-of-credit agreement             $
with a financial institution                                 49,158
      Secured  by  a  lien on the inventory purchased
with the line of credit
      of the Company, bearing an interest rate of
6.75% due on demand or May  2002
      if no demand  is  made
Note  payable  to  an  individual  stockholder,
interest  at  8%, due on demand                              84,947
Notes payable  on  two  stockholders,  interest  at
10.5%,  payable  on demand                                   15,000
6% convertible notes to institutional investors (see
Note 13)                                                  1,100,000
Note  payable  to  financing company,  secured  by
2001  GMC Yukon bearing 3.9%                                 39,395
      interest, requiring monthly  principle  and
interest payments of $895, due
      December   2005
Note  payable  to  financial institution,  secured by
company held certificate of                                  99,000
      deposit, bearing interest at 7.5%, due on
demand or May 2002 if no demand is
      made
Note payable to a company, interest at 8%, due on
demand                                                    2,625,000
Capital lease obligated (see Note 9)
                                                             18,493
Note payable to a company, interest at 10%, payable
on demand                                                 1,000,000
                                                                 --
                                                          ---------
                                                                  $
                                                          5,030,993

                                                        ===========


NOTE  6  -  INCOME  TAXES

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

                                      F-4



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

NOTE  8  -  STOCK  COMPENSATION  PLANS

Stock  Option  Plan
-------------------

The Company has granted options to purchase shares of common stock to employees, directors, consultants, and investors at prices as determined by the Board of
Directors, at date of grant. A summary of Company's stock options granted is presented below:





                                Number of Shares   Weighted Average
                              Exercise Price per Share
                                -----------------  ---------------------
                              --------------------

Balance, December 31,                       365,681
$9.40
Granted                             218,750                       5.40
Exercised                             -                             -
Canceled                              -                             -
                                -----------------   --------------------
                              ---------------------

Balance, December 31, 2000                    584,431
7.80

Granted                             1,162,500                       .63
Exercised                             281,750                       .56
Cancelled                             -                             -
                                -----------------  ---------------------
                              --------------------
Balance December 31, 2001                    1,465,181                $
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

                                      F-7
NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES

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

                                      F-8
Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company has been able to continue based upon the financial support of certain of its stockholders, and the continued existence of the Company is dependent upon this support and the Company's ability to acquire assets by the issuance of stock.

NOTE  11  - ACQUISITION  OF  SUBSIDIARY

On  September 28, 2000, the Company acquired ownership of approximately
88.5% of
the  common stock of Swan Magnetics, Inc. Swan is a hardware development company
specializing  in  ultra high capacity floppy disk drives and media. As part of a
two  step  purchase  transaction,  the  Company  exchanged  1,000,000 shares of
restricted common stock for approximately 88.5% of the outstanding common shares
of  Swan. These shares were valued at $19,005,000 based upon the market value of
shares  issued,  discounted for restrictions. The Company then offered, to those
stockholders,  an  exchange  of restricted common stock for warrants to purchase
common  stock  at  an  exercise price equal to the market value on
September 28,
2000,  or  $35.00. The warrants expire August 1, 2004. Stockholders exchanged an
aggregate of 454,590 shares of restricted common stock of the Company for common
stock  warrants.  The  fair  value of the common stock warrants was estimated on
September  28,  2000  using  the  Black-Schoales  option-pricing  model with the
following weighted-average assumption on stock warrants issued: an expected life
of  18  months,  expected  volatility  of 90%, and a dividend yield of
0%.  This
transaction  adjusted  the  purchase  price  to  approximately
$21,188,000. The
acquisition  was  accounted  for  using  the  purchase  method.  The assets and
liabilities  of  Swan were recorded at fair market value, which approximates net
book  value  on  the  date  of  acquisition.  Upon  consummation  of the  Swan
acquisition,  the Company expensed $18,040,000 representing purchased in-
process
technology that had not reached technological feasibility and had no alternative
future  use.  The Company's statement of income includes the income and expenses
of  Swan  for  the  three months ended December 31, 2000, in accordance with the
purchase  method  of  accounting.

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

                                      F-9
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

                                      F-10
iTVr has developed a high performance, multi-function, low cost personal video recorder for a variety of applications including time shift television recording, digital imaging and manipulation, distance education, HDTV, karaoke, video conferencing, music videos, video emails and home gateway applications.

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

                                      F-11
NOTE  14  - SUBSEQUENT  EVENTS  -  FINANCING  AGREEMENT

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

The Shelley Group LLC provides strategic senior management counseling and financing to early and mezzanine stage companies. The company also provides value-added services in the areas of capital formation;
development of strategic
alliances; corporate and investor relations and venture development. The
Shelley Group works closely with its client's senior management to assist in the development of their business plans, sales and marketing projections, and growth targets. The agreement with the Shelley group, LLC has since been terminated. The company currently has no further plans to enter the human resources industry.

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



The company's 88.5% ownership interest in the Swan subsidiary was sold to Lumar Worldwide Industries, Inc., pursuant to a promissory note for $2.5 million payable on March 6, 2009. The promissory note payment terms are:

                  DUE DATE   AMOUNT DUE
              APRIL 30, 2003         $0.0
              APRIL 30, 2004         $0.0
              APRIL 30, 2005         $122,500
              APRIL 30, 2006         $122,500
              APRIL 30, 2007         $122,500
              APRIL 30, 2008         $122,500
              APRIL 30, 2009         $122,500

The company may not accelerate the maturity of the notes in the case of a default or breach of any of the terms of the agreement.




                         The Royalty Agreement:

      Addendum to Agreement to Purchase Swan Magnetic from GPMT by
                                 Lurnar

            World Wide Industries, Inc. dated March 6,  2002

        The  Parties in the above referenced agreement  agree  and enter  into  a royalty agreement for any and all  products sold  by  Swan Magnetics  or its wholly owned or partially owned  subsidiaries,  business partner,  or  alliances  in
        which   Swan  Magnetic  or  its  subsidiaries  receive   a
        participation, for a period of a ten years.

          1. Royalty The Royalty payable to GPMT will be equal to 4% of the gross Sales on any products sold by or through Swan, directly, via licenses, alliance, or other agreement that yields a revenue for Swan or its Subsidiaries ties.

          2. Term The term of this agreement shall be for Seven (7) years.

           3.    Products   Products shall refer to item  that  is
     manufactured,   licensed,  or   resold   by   Swan   or   its
     subsidiaries.

          4. Notice Lumar Worldwide Industries, Inc. will provide written notice within 30 days of the end of each quarter to GPMT at GPMT's offices located at 13135 Dairy
     Ashford, Suite 525 Sugar Land, TX 77 478, on a quarterly basis the amount of the gross sales of Swan & its subsidiaries and the amount Of Royalties that are due GPMT.

          5. Payment Payment will be due 60 hays after the end of each Quarter in cash. Cash shall refer to any cash or cash equivalent in monies of the United States of America.

        The internal laws of the State of Texas all govern the interpretation and enforcement of this Agreement.




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

                                      F-12
NOTE  17  - LEGAL  PROCEEDINGS

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

                                      F-13
SWAN

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

                                      F-14
NOTE  19  - SUBSEQUENT  EVENT  - PENDING ACQUISITION - BESTSTAFF
SERVICES, INC.

On February 28, 2002, the Company announced that it had signed a Letter of Intent to acquire 45% of the outstanding common stock of BestStaff Services, Inc. in exchange for cash and common stock of the Company. Terms of the agreement have not been finalized as of the date of this report. The acquisition of BestStaff Services was never completed and the letter of intent has been terminated.

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


     GPMT  issues a press release on April 2, 2002 announcing  the retainer  of  the  Shelly Group, LLC.  The  agreement  was  a verbal  agreement  where  the Shelly  Group,  LLC  agreed  to provide  consulting  services related to the  acquisition  of companies in the human resource industry.  The Shelly  Group,
     LLC  was  also to use its best efforts to raise  up  to  $6.0
     million  dollars  for acquisition and working  capital.   The
     Shelly Group provided services related to the acquisition  of
     Best Staff and Staff Leasing.  The Shelly Group withdrew from the verbal agreement in April 2002.  GPMT plan was to use its publicly traded shares as a currency to acquire companies  on a  stock  for  stock  exchange, where it  would  provide  the acquired  companies with management, capital  and  access  to various strategic business services. The company is no longer looking to enter the human resource industry.

     The company has a $50,000 revolving inventory line of credit that is current and is renewed every six months. The line of credit is secured by the inventory that is purchased by the funds resulting from the line of credit.








                                      F-15

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



GROUP  MANAGEMENT  CORP.
Date:     December 23,  2002                    By:  /s/  Elorian
Landers
                                              --------------------------
-------
                                              Elorian  Landers,  Chief
Executive
                                              Officer  and  Director

/s/  Elorian  Landers
-----------------------------------------------------------
Elorian  Landers,  Chief  Executive  Officer  and  Director
(Principal  Executive  Officer  and  Principal  Financial
Officer  and  Principal  Accounting  Officer)
