Form 10QSB
period 2003-03-31
GROUP MANAGEMENT CORP
filed 2003-05-14
CIK 826674

7



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
     ACT  OF  1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
     ACT  OF  1934

       For the transition period from _______________ to
_______________.

                        COMMISSION FILE NUMBER 000-32635

                              GROUP MANAGEMENT CORP.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    59-
2919648
   (State or other jurisdiction of                       (I.R.S.
employer    incorporation or organization)
Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State  the  number of shares outstanding of each of the
issuer's classes of common  equity,  as  of  the  latest
practicable date.  As of March 31, 2003 there  were  64,455,000 shares  of  common  stock  issued  and  outstanding.

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

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of
Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K





                             PART I

EXPLANATORY  NOTE

Included in this Quarterly Report on Form 10-QSB is a consolidated balance sheet of Group Management Corp as of March 31, 2003, and the related consolidated statements of operations for the three month period ended March 31, 2003 and 2002, and statements of cash flows for the three month periods ended March 31, 2003 and 2002.


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

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.
                      GROUP MANAGEMENT CORP
             Consolidated Balance Sheet (UNAUDITED)
                      As of March 31, 2003

                            ASSETS

Current Assets
   Cash                                             $          0.0
   Accounts receivable-net                                   0.0
   Inventory                                                  0.0

     Total Current Assets                                   0.0

Property and Equipment, Net                                 0.0

Other Assets, Net                                            0.0

                                                             0.0


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                     0.0
   Notes payable and capital lease obligations         1,100,000

     Total Current Liabilities                        1,100,000

Stockholders' Equity and Accumulated Deficit
   Common stock: par value $.002,  300,000,000
  shares
    authorized, 64,455,000 issued and                   128,910
  outstanding
   Additional paid in capital
                                                     40,192,245
   Accumulated deficit
                                                   (39,121,155)

     Total Stockholders' deficit
                                                    (1,100,000)





  See accompanying summary of accounting policies and notes to financial statements.
                      GROUP MANAGEMENT CORP
        Consolidated Statements of Operations (UNAUDITED)




                           For the Three Months
                                 Ended
                                 March 31
                             2003       2002

Revenues:
 Sales                             0           $
                                        44,342

Cost of Goods Sold                 0
                                        25,472

  Gross Profit                     0
                                       (8,602)

Operating Expenses
 General and
administrative              200,000  1,344,508
 Depreciation expense
                                        37,500
 Interest expense
                                        10,000
 Research and
development                       -          -
 Loss on investment in
ITVR                              -          -


                            200,000  1,417,480

Other Income
 Interest income
                        -           -

Minority interest
                        -


  Net Income               $            $
                        (200,000)   (1,373,138
                                   )



Basic and fully diluted
net loss per
share                        (.00)
                                   (0.01)

Weighted average number
of shares
outstanding for basic
and diluted net
loss per share            64,455,000    60952059




  See accompanying summary of accounting policies and notes to financial statements.
                      GROUP MANAGEMENT CORP
   Consolidated Statements of Changes in Stockholders' Equity
                           (UNAUDITED)
      For the Period from January 1, 2003 to March 31, 2003


                 Common Stock
                                    Additional
             Number of                Paid in
                                                Accumulate
                                                    d
               Shares     Amount      Capital     Deficit      Total
Balance,                        $            $            $            $
December    14,455,000     28,910   37,792,245   (38,921,15   1,128,910
31, 2002                                               5)
Shares
issued for  50,000,000    100,000   2,400,000           -   2,500,000
services
Net loss
                     -          -           -   (200,000)   (200,000)
Balance,                        $            $            $            $
March 31,   64,455,000    128,910   40,192,245   (39,121,15   (1,071,090
2003                                                   5)





  See accompanying summary of accounting policies and notes to financial statements.
                      GROUP MANAGEMENT CORP
        Consolidated Statements of Cash Flows (UNAUDITED)

                                         For the Three Months
                                             Ended
                                               March 31,
                                               2003      2002
                                         (UNAUDITED (UNAUDITE
                                              )        D)
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net (Loss)                                   $         $
                                      (200,000) (1,373,13
                                                       8)
   Adjustments to reconcile net
  (loss)
   to net cash provided by (used in)
   operating activities:
      Minority interest
                                              -
      Depreciation amortization
                                            0.0    37,500
      Stock based compensation
                                        200,000 1,044,362
      Purchased in-process
    technology                                -         -
      Loss on investment in iTVr
                                              -         -
      Beneficial interest on
    convertible debt                          -         -
   Changes on operating assets and
  liabilities:
      Accounts receivable
                                            0.0     5,267
      Inventory
                                            0.0       384
      Other assets
                                            0.0
      Accounts payable and accrued
    expenses                                  -    32,017

NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES
                                        200,000 (253,608)

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Cash acquired through purchase of
  subsidiary                                          0.0
   Investment in iTVr
                                            0.0       0.0
   Purchase of equipment
                                            0.0     (100)
   Notes receivable
                                            0.0       0.0
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES
                                              -     (100)

CASH FLOWS FROM FINANCING
ACTIVITIES:
   Proceeds from issuance of stock
                                            0.0   250,000
   Net change in notes payable
                                            0.0    13,622
NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES
                                      (200,000)   263,622

   Increase (decrease) in cash and
  cash equivalents                      (9,914)     9,914

   Cash and cash equivalents at
  beginning of period                       0.0    97,911

   Cash and cash equivalents at end             $         $
  of period                                 0.0   107,825
  See accompanying summary of accounting policies and notes to financial statements.




NOTE  A  -  BASIS  OF  PRESENTATION

The accompanying un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six- and three-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002.


ITEM  2MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our independent accountant included an explanatory paragraph in their report, stating that the audited financial statements of Group Management Corp. for the year ending December 31, 2002 have been prepared assuming the company will continue as a going concern. They note that the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. We have continued losses from operations, negative cash flow and liquidity problems. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

We have been able to continue based upon our service providers accepting shares of our common stock as compensation. However, there can be no assurances our services will continue to accept our common stock as compensation. If the services providers refuse to accept out common stock as compensation, this could have a negative affect on the company's ability to continue as a going concern. Management believes that actions presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern.

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

Management  currently  is of the opinion that  its  restructuring
activities  will have a net positive affect on the company.   The
restructuring activities are currently ongoing during the period.

Management in its restructuring and in its business judgment reduced the deferred revenue of $2,500,000 in a note receivable from Lumar Worldwide to zero on the balance sheet.



RESULTS  OF  OPERATIONS

Revenue
  Total revenues for the three months ended March 31, 2003 were $0.0 as compared to $49,013 for the three months ended March 31, 2001. This decrease was due to primarily to the restructuring of the company's operations and as a result of management's decision to restructure Group Management Corp.'s operation and seek acquisition candidates.

Costs  and  Expenses
  Cost of goods sold was $0.0, or approximately 0.0% of sales, for the three months ended March 31, 2003, as compared to $23,412 or approximately 91.83% of sales, for the three months ended March 31, 2002. The decrease in cost of goods sold reflects lower sales for the period, and is a direct result of the company's restructuring of its operations.

  General and administrative expenses were $200,000 for the three months ended March 31, 2003, a decrease of approximately 86% as compared to $1,344,508 for the period ending on the three months ended March 31, 2002. This decrease is attributable to a decrease of over $7,310,952 in stock based compensation, and our overall decreased sales activity and the restructuring activities of the company.

  Total costs and expenses were $200,000 for the three months ended March 31, 2003, as compared to $1,417,480 for the three months ended March 31, 2002. This decrease of over 86% reflects a decreased in general and administrative expenses and cost of goods sold, as discussed above.
Net Losses
  The net loss for the three months ended March 31, 2003 was $200,000 as compared to $1,373,138 for the three months ended March 31, 2002. The primary cause of this approximately 99% decrease is the decrease in total costs and expenses, discussed above and the restructuring activities of the company.


LIQUIDITY AND CAPITAL REQUIREMENTS

Net cash provided in operating activities was ($200,000) for the three months ended March 31, 2003, as compared to net cash used of ($253,608) for the three months ended March 31, 2002, a decrease of over 5%. We had $0.0 in cash at March 31, 2003, a decrease of $0.0 during the quarter.

 Our net cash used by financing activities was $0.0 for the three months ended March 31, 2003 as compared to net cash provided of $263,622 for the period ending March 31, 2002.

At March 31, 2003, our current assets were $0.0, while our current liabilities were $1,100,000. Total current liabilities consists of $1,100,000 in notes payable.

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


PART II

ITEM  1     LEGAL  PROCEEDINGS

There have been the following material developments to the legal proceedings described in our Form 10-QSB for the quarter ended September 30, 2002, filed with the Commission on December 13, 2002. The company filed a Chapter 11 reorganization on March 18, 2003 in the Northern District of Georgia, Atlanta division. The Chapter 11 case was officially dismissed on May 11, 2003.

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




ITEM  5     OTHER  INFORMATION

Effective July 15, 2002, the Company changed its principal business address to: 101 Marietta St., Suite 1070, Atlanta, GA
30303, telephone number (404)  522-1202.

The company filed form N-54-A on April 14, 2003, officially becoming a business development company. The company intends to take several companies public during its fiscal year.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

                           SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: May 13, 2003

Group Management Corp

/s/ Lamar Sinkfield
 ------------------------------
By: Lamar Sinkfield

Its: Chief Executive Officer


(a)     Exhibits

          99.1      Certification   as   Adopted   Pursuant    to
Section  302  of  the Sarbanes-Oxley  Act  of  2002.

  (b)  Reports  on  Form  8-K:

The company hereby incorporates by reference the current reports filed on:


Form                             Filed On
8-k                              January 13, 2003
8-k                              January 14, 2003
8-k                              January 17, 2003
8-k                              February 3, 2003
8-k                              March 18,  2003
8-k                              March 31,2003




                          Exhibit 99.1

                   CERTIFICATION  PURSUANT  TO
       18  USC,  SECTION  1350,  AS  ADOPTED  PURSUANT  TO
 SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

      In connection with the Quarterly Report of Group Management Corp. (the "Company") on Form 10-QSB for the quarter ended March 31, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Elorian Lander, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

6.      I  acknowledge  that  the  Chief  Executive  Officer  and
:

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

/s/ Lamar Sinkfield
---------------------------------------
Lamar Sinkfield
Chief Executive Officer
Dated:  May 13, 2003