Form 10KSB/A
period 2002-12-31
GROUP MANAGEMENT CORP
filed 2003-05-15
CIK 826674

44



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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
        ACT  OF  1934

             For the transition period from __________ to
__________

                        COMMISSION FILE NUMBER: 000-32635

                             GROUP MANAGEMENT CORP.

                 (Name of Small Business Issuer in its Charter)

           DELAWARE                         59-2919648

(State  or  other  jurisdiction  (I.R.S.  Employer
of   incorporation or            Identification No.)
organization)

101 Marietta St. Suite 1070  Atlanta, GA                30303


                  ADDRESS OF PRINCIPAL EXECUTIVE OFFICES

                              (404) 522-1202
                        (Issuer's telephone number,
                           including area code)




       Securities registered under Section 12(b) of the Exchange
Act: NONE
       Securities registered under Section 12(g) of the Exchange
Act: COMMON

     Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $0.0 for the year ended December 31, 2002.

     As of May 9, 2003, the aggregate market value of the common stock of the issuer held by non-affiliates, based on the average bid and asked price of the common stock as quoted on the OTC Bulletin Board, was $362,730. As of May
9, 2003, 60,455,000 shares of common stock of the issuer were outstanding.

         Transitional Small Business Disclosure Format: Yes [ ]
No [X]










               Group  Management Corp.
                     Form 10-KSB
                  Table of Contents



Part I
ITEM 1. DESCIPTION OF BUSINESS
OVERVIEW
PORTFOLIO  COMPANIES
PENDING  ACQUISITIONS
BUSINESS  STRATEGY
EVALUATION  OF  POTENTIAL  ACQUISITIONS
COMPETITION
INTELLECTUAL  PROPERTY
EMPLOYEES
FORWARD-LOOKING  STATEMENTS
ITEM  2   DESCRIPTION  OF  PROPERTY
ITEM  3.  LEGAL  PROCEEDINGS
SWAN MAGNETICS, INC.
ITEM  4   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF
SECURITY  HOLDERS
PART  II

ITEM  5   MARKET  FOR  COMMON  EQUITY AND RELATED
STOCKHOLDER MATTERS
MARKET  PRICE  INFORMATION
DIVIDENDS
RECENT  SALES  OF  UNREGISTERED  SECURITIES
ITEM  6   MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR
PLAN OF OPERATIONS
OVERVIEW
RESULTS  OF  OPERATIONS
COMPARISON  OF  THE  YEARS  ENDED DECEMBER 31, 2001
AND
DECEMBER 31, 2000
LIQUIDITY  AND  CAPITAL  RESOURCES
GOING  CONCERN  CONSIDERATION
RISK  FACTORS
RISKS  ASSOCIATED  WITH  OUR  BUSINESS
ITEM  7.  FINANCIAL  STATEMENTS
ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS WITH
ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL  DISCLOSURE
PART  III
ITEM  9   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
AND CONTROL PERSONS; COMPLIANCE  WITH  SECTION  16(a)
DIRECTORS  AND  EXECUTIVE  OFFICERS
SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING
COMPLIANCE
ITEM  10. EXECUTIVE  COMPENSATION
SUMMARY  COMPENSATION  TABLE
EMPLOYMENT  AGREEMENTS
2000  OMNIBUS  SECURITIES  PLAN
OPTION  GRANTS
OPTION  EXERCISES  AND  OPTION  VALUES
COMPENSATION  OF  DIRECTORS
ITEM  11  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
OWNERS AND MANAGEMENT
ITEM  12  CERTAIN  RELATIONSHIPS  AND  RELATED
TRANSACTIONS
ITEM  13. EXHIBITS  AND  REPORTS  ON  FORM  8-K.
INDEX TO FINANCIAL STATEMENTS





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

We  are currently undergoing a restructuring of the operations of the company.
We have substantially reduced the operation of the company in the restructuring.
We currently have one employee, Lamar Sinkfield, our CEO who is currently unpaid. We believe that after the company is restructured, it will be in position to assess acquisition and merger opportunities. However, there can be no assure that the restructuring will be successful.

Swan Magnetics, Inc., developer of a proprietary ultra-high capacity floppy disk drive technology and the owner of 46% of the common stock of iTVr, Inc., which is developing next generation digital video recording technology. As of March 2002, we have sold our interest in Swan to concentrate on our business services model. Currently we are registered as a business development company under Form N54-A. As a business development our business objective is to promote and develop businesses that can benefit from have a public profile.
As used in this report, the words "we," "us," "our" and "the company" refer to Group Management Corp.; our subsidiary Cyber Coupons.com, Inc.; and our division, GeeWhizUSA.com.

PORTFOLIO  COMPANIES
We currently do not have any portfolio companies. The Geewhiz, Inc. subsidiary was spun-off to shareholder on November 20, 2003.
Geewhiz, Inc. is its own separately incorporated company, with its own management.

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

On January 24, 2002, the Company announced that GeeWhiz has appointed Kenneth Simpson as its new Vice President of Sales. Mr. Simpson will oversee the entire marketing and sales strategy at GeeWhiz. Mr. Simpson currently is no associated with the company.

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

  a)Purchase Price is based on six times annual after tax earnings of $500,000 estimated to be $3,000,000. GPMT agrees to a minimum purchase price of $2,000,000.
  b)Cash $450,000. The cash portion to be distributed over a period not to exceed 120 days following closing. The schedule for the cash payment will be 53% of the cash raised by GPMT as it is received from funding sources,
  c)A total of 1,425,000 GPMT restricted shares will be issued upon closing representing a value of $2,550,000.
  d)An option to purchase 250,000 shares of GPMT common stock (the "Option"), at an exercise price equal to the closing price of the GPMT common stock, as quoted on the over-the-counter bulletin board on the Closing Date, where 50% shall be vested immediately and the balance to vest over the next 12 months. These options are to be for distribution to the owners and key management at the discretion of the Owners.

     The company entered into an informal relationship with Applied Behavioral Sciences, LLC for the purpose of providing behavioral testing to determine the productivity of job applicants. Their testing would have added services to the human resource group. Once the acquisitions with Best Staff was terminated, the relationship with Applied Behavior was also terminated.


BUSINESS  STRATEGY
The company's business strategy is currently to organize or acquire an interest in promising companies and take these companies public either through a reverse merger or an initial public offering of the stock of the private company. Once the private company is publicly traded, a portion of the stock retained by the company will be spun-off to the shareholders of the company.


EVALUATION  OF  POTENTIAL  ACQUISITIONS
Currently the company is undergoing an organizational restructuring. We have substantially reduced our operations to reduce our operating costs. We currently have one unpaid employee, Lamar Sinkfield, our CEO. We have relocated our corporate offices to Atlanta, GA to save additional costs. Upon the completion of the organizational restructuring, we will be in position to assess merger and acquisition candidates. However, there can be no assurances the restructuring will be successful. DEVELOPING A SUCCESSFUL BUSINESS MODEL.
Any new company must develop a business model that eventually makes money and provides a return on investment. Some companies have focused on gaining market share or revenues without regard to profitability. Until recently, some of these companies were able to sustain this approach due, in large part, to the tremendous run-up in their stock prices as investors flocked to scoop up the newest Internet public offering. This high valuation provided these companies with an Internet currency that allowed them to grow through the acquisition of other Internet companies or to raise working capital by issuing new securities to the Internet-starved financial community.


COMPETITION
COMPETITION IN THE MERERS AND ACQUISITION INDUSTRY. Competition within the mergers and acquisition industry is highly fragmented and competitive, and some of our competitors have substantially greater financial and other resources than we do. Our ability to complete a deal is based on our ability to persuade acquisition target to enter into a business transaction with the company. However, there can be no assurance that a target company will enter into a business transaction agreement with the company.



INTELLECTUAL  PROPERTY
The company currently has no intellectual property


EMPLOYEES
As   of  May 6, 2003,  the company  had  1 unpaid employee, Lamar
Sinkfield,  our  CEO.   We  believe  our  relationship  with  our
employees is good. None of  our employees  are  a  party   to   a
collective  bargaining  agreement.

FORWARD-LOOKING  STATEMENTS
Except for historical information contained in this report, the statements included in the Business section, Management's Discussion and Analysis or Plan of Operations, including the risk factors, and elsewhere in this report contain forward-looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The factors listed under "Risk Factors" in Item 6, as well as cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We do not intend to provide updated information about the matters referred to in these forward-looking statements, other than in the context of Management's Discussion and Analysis or Plan of Operations contained in this report and other disclosures in the filings we make with the Securities and Exchange Commission (the "SEC").
ITEM  2.     DESCRIPTION  OF  PROPERTY
Our principal executive offices are located as of December 17, 2002, at 101 Marietta St., Suite 1070, Atlanta, GA 30303. We relocated to the Atlanta, GA area to reduce our office expense costs. Currently we are sharing space with Rosenfeld, Goldman & Ware, Inc, our legal counsel at no cost on a month to month basis.
ITEM  3.     LEGAL  PROCEEDINGS
CONVERTIBLE  NOTE  HOLDERS.  On  February  2,  2001   we   issued
$1.1 million of
convertible notes to four investors in a private placement. The convertible notes mature on January 1, 2003 and bear interest at the rate of 6% per year. The events of default under the notes are described in this report under the section captioned "Convertible Notes".
As part of the financing transactions involving the convertible notes, we agreed to file a registration statement for the resale by the note holders of the common stock underlying the convertible notes and to have the registration statement declared effective by June 17, 2001. The registration statement was not declared effective by June 17, 2001 and has not been declared effective as of the time of the filing of this report.
On September 10, 2001 we entered into a Security Agreement with the noteholders and certain of our shareholders, including Elorian Landers, our Chief Executive Officer and a director, and Thomas L. McCrimmon, a director. Under the Security Agreement, Mr. Landers and his wife pledged 150,000 shares of our common stock, Mr. McCrimmon pledged 10,900 shares of our common stock and other shareholders pledged 89,250 shares of our common stock, all as security for our obligations under the financing agreements with the noteholders. As part of this agreement, the note holders waived the default and penalties under the convertible notes for failure to make the registration statement effective by June 17, 2001, provided that we file an amendment to the registration statement by October 20, 2001 and cause the registration statement to be declared effective by December 10, 2001. The note holders also lent us an additional $55,000 and we signed a promissory note agreeing to repay this amount by the earlier of December, 2001 or the occurrence of an event of default under the Security Agreement.
On  February  7,  2002,  the  convertible note holders declared a default on the notes for failure to have the registration statement declared effective and made demand for payment of the convertible notes and promissory notes. In addition, the collateral agent under the Security Agreement released 239,400 shares of our stock to the convertible note holders. The note holders further requested that we deliver an opinion to our transfer agent so that they would be able to sell in the public markets under Rule 144 the shares released by the collateral agent and have the shares reissued in the note holders' names. One of the note holders has also submitted a notice to convert a portion of its notes into our common stock. Because of certain disputes with the note holders, we have not complied with these requests.
On or about March 21, 2002, Alpha Capital Aktiengesellschaft, Amro International, S. A., Markham Holdings, LTD, and Stonestreet Limited Partnership, the holders of the convertible notes, filed a complaint in United States District Court for the Southern District of New York naming us, Elorian Landers and his wife as defendants. In their complaint, the note holders allege, the following:

  fraud in connection with the sale of the convertible notes resulting from alleged misrepresentations as to our cash position;
  breach of contract on the notes for failure to have an effective registration statement covering the resale of the common stock underlying the notes;
  failure  to  honor  conversion  requests;
  failure   to   repay  the  convertible  notes  and   promissory
  notes  and ;
  anticipatory  breach  of  contract  on  the  notes.
In their complaint, the noteholders assert monetary damages and seek relief (i) in the amount of $1,155,000 plus interest, liquidated damages and attorneys fees and other costs of enforcement for the breach of contract on the notes, (ii) unspecified monetary damages for failure to cause the registration statement to be effective and failure to take the steps necessary for the noteholders to sell the shares under the Security Agreement pursuant to Rule 144, and (iii) unspecified damages for failure to honor conversion notices. In addition, the noteholders are seeking an order directing us to (i) cause the registration statement to be effective,
(ii)  to enforce conversion of the notes into common stock,   and
(iii) to have us and the Landers take necessary actions to permit plaintiffs to sell the common stock received from the collateral agent under Rule 144.

SWAN  MAGNETICS,  INC.
In March 2002, the Company was served with a lawsuit brought by Swan Magnetics, Inc. in the Superior Court of the State of California, County of Santa Clara.
The  only  defendant  in  the  action  is  the  Company.
The Complaint alleges, that the Company breached its obligations under a promissory note in the principal amount of $2,843,017, that the Company has breached its obligations under a series of settlement documents entered into between Swan and the Company, and that the Company has interfered with contractual relationships between Swan and certain third parties. The total relief sought by Swan is $3,040,000, plus interests, costs, and punitive damages.
In separate correspondence, Mr. Eden Kim has alleged that the Company never owned a majority interest in Swan Magnetics, Inc. The statement by Mr. Kim is solely his statement alone and is not a statement by the company.
The Company is vigorously defending this lawsuit although the Company believes that the action lacks merit. The case is at a stage where no discovery has been taken and no prediction can be made as to the outcome of this case.

ITEM   4.      SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
HOLDERS
The were no issues submitted to vote of the shareholders during 2002.


PART II
ITEM    5.       MARKET   FOR   COMMON   EQUITY    AND    RELATED
STOCKHOLDER  MATTERS

MARKET  PRICE  INFORMATION
Trading of our common stock commenced on the OTC Bulletin Board on July 13, 2000. Our common stock is traded on the OTC Bulletin Board under the symbol "GPMT." The reported high and low bid prices for our common stock, as reported by the OTC Bulletin Board, are shown below for the third quarter of 2000 through the fourth quarter of 2002. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.




                            BID PRICE


                            Low  High








2000
Third Quarter (pre split) .  $          1.50           $7.00
Fourth Quarter (pre split).  $          1.00           $2.31

2001
---------------------------
First Quarter (pre split) .  $          1.06           2.00
Second Quarter (pre split).  $          1.02           1.49
Third Quarter (pre split) .  $          0.08           1.22
Fourth Quarter (post split)  $          0.75           3.20

2002
---------------------------
First Quarter . . . . . . .  $               0.46           3.10
Second Quarter           0.10      2.80
Third Quarter                 0.07      0.20
Fourth Quarter                $0.0002   0.105



As of December 31, 2002, there were approximately 720 holders of record of our common stock.

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

DIVIDENDS
We have not paid any cash dividends to date and have no intention to pay any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends on our common stock is subject to the discretion of our board of directors and to certain limitations imposed under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend on our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.
  Penny Stock Disclosures:
PENNY STOCK. Until the Company's shares qualify for inclusion in the Nasdaq system, the trading of the Company's securities, if any, will be in the over -the-counter markets which are commonly referred to as the "pink sheets" or on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the securities offered.
Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The National Association of Securities Dealers, Inc. (the "NASD"), which administers NASDAQ, has recently made changes in the criteria for continued NASDAQ eligibility. In order to continue to be included on NASDAQ, a company  must  maintain  $2,000,000 in  net  tangible  assets  or
$35,000,000 in market capitalization or $500,000 net income in latest fiscal year or 2 of last 3 fiscal years, a $1,000,000 market value of its publicly-traded securities and 500,000 shares in public float. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share. Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate, which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.


RECENT  SALES  OF  UNREGISTERED  SECURITIES
The company did not make any unregistered sales of its stock during 2002.



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

ITEM   6.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR   PLAN
OF  OPERATIONS

OVERVIEW
We were incorporated in Florida in 1987 under the name Sci Tech Ventures, Inc., and changed our name to Strategic Ventures, Inc. in May 1991 and Internet Venture Group, Inc. in October 1999 and to IVG Corp. in March 2002. Effective December 31, 1999, control of Internet Venture Group, Inc. was acquired by shareholders of GeeWhiz.com, Inc., a Texas corporation. We changed our name to Group Management Corp in December 2001. We have expanded our business into other areas during 2000 and 2001 through a series of acquisitions. In September 2000, we acquired 88.5% of the common stock of Swan Magnetics, Inc., developer of a proprietary ultra-high capacity floppy disk drive technology (which we sold in March 2002). During 2001, Swan Magnetics acquired 46% of the common stock of iTVr, Inc., which is developing next generation digital video recording technology. In January 2001, we acquired 35% of the common stock of CyberCoupons, Inc., a development stage company that intends to be a source for consumers to obtain coupons for grocery, health and beauty products over the Internet. We sold our interests in Swan Magnetics in March 2002.
In April 2001, we acquired SES-Corp., Inc., a professional employer organization pursuant to an Amended and Restated Asset Purchase Agreement and Agreement and Plan of Merger (the "Merger Agreement"). In the merger SES became a wholly owned subsidiary of ours. The shares of SES common stock outstanding immediately prior to the effective time of the merger were converted into the right to receive 590,964 shares of our common stock. 500,000 shares of our common stock were to be placed in an escrow account (the "Escrow Shares") to secure certain indemnification obligations set forth in the Merger Agreement. There was no prior affiliation between the officers and directors of SES Corp and GPMT, prior to the acquisition. Subsequent to our acquisition of SES, we became aware that SES was the subject of an investigation by the Internal Revenue Service relating to its actions prior to our acquisition of the company. SES also had some of its bank accounts frozen by a bank that claimed the accounts were overdrawn by over $30 million, and subsequently filed for bankruptcy protection.
In light of these developments, we entered into an agreement with the two former shareholders of SES in August 2001 in which we disposed of SES by exchanging all of the issued and outstanding shares of SES for the Escrow Shares. Pursuant to the terms of the Agreement, these shareholders each retained 45,482 shares of our common stock issued to them under the Merger Agreement.
The cost of our acquisition and subsequent disposition of SES was approximately $522,000. Additionally, we recorded stock based compensation expense of approximately $2,300,000, related to the approximately 90,000 shares of stock currently held by the former shareholders of SES.
In  re:  Polar  Maintenance  Company,  Inc,.  Debtor;  Simplified
Employment Services.
, v. v. Group Management Corp.; Adversary Proceeding No. 024734, In the United States Bankruptcy Court for the Eastern District of Michigan, Southern Division.
Cause No. 01-53170
The Plaintiff brought this adversary proceeding against the company seeking damages pursuant to a promissory note. The
Company alleged the proceeds were tendered to the company as consideration for the merger of SES with the Company.



At   December  31,  2002, we had current assets of  approximately
$0.0 and total assets  of  approximately  $0.0.


RESULTS  OF  OPERATIONS
COMPARISON   OF   THE   YEARS  ENDED  DECEMBER   31,   2002   AND
DECEMBER  31,  2001
Revenues decreased to $0.0 for the year ended December 31, 2002, compared to $396,300 for the comparable period in 2001. The decrease was attributable principally to the spin off of operation to the Geewhiz, Inc subsidiary. Cost of goods sold decreased to $0.0 from $356,071 for the same periods. The decrease was attributable principally to the spin off of operation to the Geewhiz, Inc subsidiary.
General and administrative expenses decreased to $461,598 from $15,260,883. This decrease was due primarily to expenses for shares issued in stock-based compensation and decreased costs due contraction of our operations. We also recorded interest expense of $0 and a depreciation of $0 during 2002.
Our net loss for the year ended December 31, 2002 was $461,598, compared to a net loss of $15,218,679 for the year ended December 31, 2001. The loss in 2002 is related primarily to expenses for shares issued in legal services and consulting contraction of Company operations. The larger loss in 2000 was primarily related to the $18,039,591 expenses associated with the shares issued in our acquisition of Swan Magnetics, which was recorded as an expense for purchased in-process technology on our statement of operations.
Because we were unable to complete the sale of the technology prior to the development of more sophisticated technology by competitors, it was determined post-acquisition that we would be better served pursuing other revenue producing activities.

LIQUIDITY  AND  CAPITAL  RESOURCES
Net cash used in operating activities was $0.0 for the year ended December 31, 2002 and $388,128 for the comparable period of 2001. We had approximately $0 in cash at December 31, 2002.
Operations for the year ended December 31, 2002 were financed principally through contractor receiving a stock based compensation for their services. In addition, we obtained services or paid expenses through the issuance of common stock.
February 2, 2001 we issued $1.1 million of convertible notes to four investors in a private placement. The convertible notes mature on January 1, 2003 and bear interest at the rate of 6% per year. If we do not pay amounts on the notes when due, the outstanding amounts will bear interest at the rate of 20% per year. At the noteholders option, all principal and interest due on the notes becomes immediately due and payable upon an event of default as set forth in the notes. The events of default under the notes are described in this report under the section captioned "Convertible Notes". Among the events of default specified in the notes are the failure to pay any amounts when due under a note and the continuation of such nonpayment for 10 days. We did not make the interest payments due on the notes on December 1, 2001.
As part of the financing transactions involving the convertible notes, we agreed to file a registration statement for the resale by the note holders of the common stock underlying the convertible notes and to have the registration statement declared effective by June 17, 2001. Further, we agreed that if the registration statement was not declared effective by June 17, 2001, we would pay the note holders liquidated damages in the amount of 1% per month of the principal of the notes for the first 30 days and 2% per month thereafter. The registration statement was not declared effective by June 17, 2001 and has not been declared effective as of the time of the filing of this report.
On September 10, 2001 we entered into a Security Agreement with the note holders and certain of our shareholders, including Elorian Landers, our Chief Executive Officer and a director, and Thomas L. McCrimmon, a director. Under the Security Agreement, Mr. Landers and his wife pledged 3 million shares of our common stock, Mr. McCrimmon pledged 218,000 shares of our common stock and other shareholders pledged 1,785,000 shares of our common stock, all as security for our obligations under the financing agreements with the note holders. As part of this agreement, the note holders waived the default and penalties under the convertible note relating to the failure to make the registration statement effective by June 17, 2001, provided that we file an amendment to the registration statement by October 20, 2001 and cause the registration statement to be declared effective by December 10, 2001. In addition, the convertible note holders lent us an additional $55,000 for which we executed a promissory note agreeing to repay the $55,000 on the earlier of December 20, 2001 or on event of default under the Security Agreement. The promissory note has not yet been repaid.
On  February  7,  2002,  the  convertible note holders declared a default on the notes for failure to have the registration statement declared effective and made demand for payment of the convertible notes and promissory notes. In addition, the collateral agent under the Security Agreement released 4,788,000 shares of our stock to the convertible note holders. The note holders further requested that we deliver an opinion to our transfer agent so that they would be able to sell in the public markets under SEC Rule 144 the shares released by the collateral agent and have the shares reissued in the note holders' names. One of the note holders has also submitted a notice to convert a portion of its notes into our common stock. Because of certain disputes with the note holders, we have not complied with these requests.
On or about March 21, 2002, the note holders filed a complaint in federal court naming Elorian Landers, his wife and us as defendants. In their complaint, the note holders allege, the following: breach of contract on the notes for failure to have an effective registration statement covering the resale of the common stock underlying the notes, failure to honor conversion requests and failure to repay the convertible notes and promissory notes. In their complaint, the note holders assert monetary damages and seek relief in the amount of $1,155,000 plus interest, liquidated damages and attorneys fees and other costs of enforcement for the breach of contract on the notes, unspecified monetary damages for failure to cause the registration statement to be effective and failure to take the steps necessary for the note holders to sell the shares under the Security Agreement pursuant to Rule 144, and unspecified damages for failure to honor conversion notices. In addition, the note holders are seeking an order directing us to cause the registration statement to be declared effective. The note holders have also alleged fraud in connection with the sale of the convertible notes.
We   are   presently  seeking  to  obtain  alternative  financing
to   repay   the  convertible  notes   and   to   work   out   an
arrangement with the note holders for resolution of these matters. If we are not able to obtain alternative financing and the note holders are successful in their action to collect on the notes, we would be unable to make payment in full on the notes and would consider all strategic alternatives available to us, possibly including a bankruptcy, insolvency, reorganization or liquidation proceeding or other proceeding under bankruptcy law or laws providing for relief of debtors. It is also possible that one of these types of proceedings could be instituted against us. In any event, the convertible notes must be repaid or refinanced by the original maturity date of January 1, 2003.

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

GOING  CONCERN  CONSIDERATION
We have continued losses from operations, negative cash flow and liquidity problems. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.
We have been able to continue based upon our services providers agreeing to accept our common stock as compensation for their services. However, there can be no assurances the service
providers   will   continue  to  accept  our   stock   as   their
compensation.
Management   believes   that  actions presently  being  taken  to
revise our operating and financial requirements provide the opportunity for us to continue as a going concern. Management is presently investigating potential financing transactions and acquisitions that management believes can provide additional cash for the operations and be profitable in both the short and long-term. Management also intends to attempt to raise funds through private sales of our common stock. Although management believes that these efforts will enable us to meet our liquidity needs in the future, there can be no assurance that these efforts will be successful.


RISK FACTORS

RISKS  ASSOCIATED  WITH  OUR  BUSINESS
IF WE ARE UNABLE TO IDENTIFY AND PURCHASE INTERESTS IN COMPANIES THAT FIT WITHIN OUR BUSINESS PLAN, OUR BUSINESS STRATEGY WILL NOT BE SUCCESSFUL.
Our success depends upon the ability of our managers to identify and close the acquisition of equity interests in companies that compliment our overall strategy and business plan. No assurances can be given that we will be able to identify complimentary companies that are interested in completing transactions with us. Even if such prospects are successfully identified, any number of factors could preclude us from successfully completing the transactions, including the failure to agree on terms, incompatibility of management teams, competitive bids from other companies, lack of capital to complete the transactions or unwillingness on the part of the prospects. If we cannot acquire substantial equity interests in attractive companies that fit within our business strategy, we may not be successful.
WE FACE SUBSTANTIAL COMPETITION AND, IN MANY CASES, BETTER-FINANCED COMPETITORS, WHICH MAY RESULT IN OUR INABILITY TO CLOSE ACQUISITIONS.
The business of developing, acquiring and capitalizing companies is highly competitive. Our competitors include existing holding companies that have a longer operating history, existing portfolios of professional employer organizations, substantially greater financial resources and an established market for their publicly traded securities. We also face competition from venture capital companies, investment banks, Internet holding companies and large capitalization industrial companies with active investment and venture capital divisions. There is no assurance that we will be successful in finding suitable portfolio companies or that such companies will want to be acquired by us. If we cannot acquire suitable portfolio companies, we will not be able to implement our business plan.
BECAUSE WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FURTHER LOSSES, WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.
  Historically, we have incurred losses from operations, and accumulated a deficit of $38,921,165 through December, 2002. Our stockholders' deficit at June 30, 2001 was ($173,056). We incurred losses of $291,831 and $21,146,313 for the years ended December 31, 1999 and 2000, respectively. Our independent accountants have included an explanatory paragraph in their report on our financial statements stating that our financial statements have been prepared assuming that we will continue as a going concern, but a substantial doubt exists as to our ability to do so because of these recurring losses from operations and our net capital deficiency.
WE MAY INCUR SIGNIFICANT COSTS TO AVOID INVESTMENT COMPANY STATUS AND WILL BE REQUIRED TO CHANGE THE WAY WE OPERATE IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY AT SOME POINT IN THE FUTURE.
  We may incur significant costs to avoid investment company status and may suffer other adverse consequences if we are deemed to be an investment company under the Investment Company Act of 1940 (the "1940 Act"). Some of our equity investments in other businesses may constitute investment securities under the 1940 Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the 1940 Act unless a particular exclusion or SEC safe harbor applies. If we were to be deemed an investment company, we would become subject to the requirements of the 1940 Act. As a consequence, we would be prohibited from engaging in business or issuing our securities as we have in the past. We might also be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable, and a court-appointed receiver could take control of us and liquidate our business.
Although management anticipates that our investment securities will comprise less than 40% of our total assets, fluctuations in the value of these securities or of our other assets may cause this limit to be exceeded. Unless an exclusion or safe harbor was available to us, we would have to attempt to reduce our investment securities as a percentage of our total assets. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may have to sell some sooner than we otherwise would. These sales may be at depressed prices and we may never realize the anticipated benefits from, or may incur losses on, these investments. We may not be able to sell some investments due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we are required or decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

OUR WORKING CAPITAL REQUIREMENTS MAY CAUSE US TO SEEK ADDITIONAL FINANCING IN THE NEAR-TERM, AND, IF SUCH FINANCING IS UNAVAILABLE, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.
Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. There can be no assurance that adequate levels of additional financing, whether through additional equity financing, debt financing or other sources, will be available, or will be available when needed or on terms favorable to us. Additional financings could result in significant dilution to our existing stockholders or the issuance of securities with rights superior to our current outstanding securities. If adequate capital is not available or is not available on acceptable terms, we may be unable to fully implement our business plan, develop or enhance our services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations or our anticipated expansion.
OUR STRATEGY OF EXPANDING OUR BUSINESS THROUGH ACQUISITIONS OF OTHER BUSINESSES AND TECHNOLOGIES PRESENTS SPECIAL RISKS.
We intend to continue to expand through the acquisition of businesses, technologies, products and services from other companies. Acquisitions involve a number of special problems, which we may not be capable of handling. Those problems include, but are not limited to, the following:
     difficulty integrating acquired technologies, operations and personnel with our existing business;
     diversion of management's attention in connection with both negotiating the acquisitions and integrating the businesses and assets;
     potential issuance of securities in connection with the acquisition, which securities dilute the current holders of our outstanding securities;
     strain on managerial and operational resources as management tries to oversee larger operations;
     exposure    of    unforeseen   liabilities    of    acquired
companies;  and
the requirement to record additional future operating costs for the amortization of goodwill and other intangible assets, which amounts could be significant.

ITEM  7.     FINANCIAL  STATEMENTS
Our   audited  Consolidated  Financial  Statements  as of and for the years ended December 31, 2002 and 2001 are included on pages F-1 through F-20 of this report.
ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON
ACCOUNTING AND

FINANCIAL  DISCLOSURE
None.


PART III
ITEM   9.       DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS   AND
CONTROL  PERSONS;  COMPLIANCE   WITH   SECTION   16(A)   OF   THE
EXCHANGE  ACT.

DIRECTORS  AND  EXECUTIVE  OFFICERS
The   name,  age  and  position  of  our  executive officers  and directors are as follows:


Name Age  Position

Lamar Sinkfield     44   Chief  Executive  Officer  and  Director





Our directors serve until the next annual meeting of our shareholders and until their respective successors are elected and qualified. Our officers serve at the pleasure of our board of directors.
Lamar Sinkfield has served as our Chief Executive Officer and as a director of the company since March 2003. He has also served as a consultant to the Company since February 2003.

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

ITEM  10.     EXECUTIVE  COMPENSATION

SUMMARY  COMPENSATION  TABLE
The   following   table  sets  forth the summary of  compensation
paid to our named executive officers and directors in fiscal years 2001 through 2002. The "named executive officers" are our chief executive officer, regardless of compensation, and our only other executive officer who was serving as an executive officer at December 31, 2002 and whose annual salary and bonus exceeded $100,000. The company has not paid any executive compensation to any officer or director since January 26, 2001.




ANNUAL COMPENSATION LONG TERM COMPENSATION AWARDS






NAME AND PRINCIPAL POSITION   YEAR SALARY    BONUS     SECURITIES
UNDERLYING ($) OPTIONS (#)

Lamar Sinkfield          2003 $0.0 $0.00     0.0
Elorian Landers          2002 $0.0 $0.00
                    2001 $220,000  $25,000   175,000
                    2000 $210,000  $0.0 0







EMPLOYMENT  AGREEMENTS

Currently none of the employees of the company have entered into an employment agreement.

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

OPTION  GRANTS

There were no option grants made to any of our employees during the fiscal year.



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




NAME OF BENEFICAL OWNER  SHARES OF COMMON STOCK


BENEFICIALLY OWNED            NUMBER     PERCENT
INTENATIONAL        FINANCIAL 3,000,00   5.0%
CORPORATION                   0















ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On September 28, 2000, we acquired approximately 88.5% of the outstanding common stock of Swan Magnetics, Inc. Eden Kim, the beneficial owner of 17.3% of our common stock and, until July 1, 2001, our Chairman of the Board and Secretary, is the Chairman of the Board and Chief Executive Officer of Swan Magnetics. Prior to the acquisition of our majority interest in Swan, we issued a secured convertible promissory note in the original principal amount of $1,000,000 to Swan Magnetics in connection with a loan by Swan Magnetics to us. Following the acquisition of our majority interest in Swan Magnetics, we borrowed additional funds from Swan Magnetics on several occasions, some of which were evidenced by promissory notes. These borrowings are secured by all of the capital stock and holdings of the company in any other entity, collateral and equipment, accounts receivable and other intangibles and intellectual property of the company as evidenced by a Security Agreement, dated July 18, 2000, between Swan Magnetics and the company. In August 2001, all prior notes and advances from Swan Magnetics, and an additional loan of $150,000, were memorialized in a new note in the principal amount of
$2,843,017.33. This note is due on August 1, 2003, bears interest at 8% per year, and is subject to the July 18, 2000 Security Agreement. Up to $1,000,000 of the principal on the note is convertible into our common stock at a price of $2.00 per share.
In August 2001, we entered into a Voting Agreement with Swan Magnetics, pursuant to which we agreed to amend the bylaws of Swan to provide:
for  a  four  person  board  of  directors,
that the affirmative vote of three directors is required to approve any board action,
that   a  95%  shareholder vote or a board action is required  to amend the bylaws,  and
that   the   CEO   could  take  certain  actions  without   board
approval.

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



ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits
---      --------

 EXHIBIT  NO.    TITLE
 -----------     -----






(b)  Reports  on  Form  8-K
---     -------------------





                  INDEPENDENT AUDITORS' REPORT




To the Board of Directors of
Group Management Corp.

We have audited the accompanying consolidated balance sheet of Group Management Corp. (a Delaware corporation) as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Group Management Corp. as of December 31, 2002, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 9 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Those conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Norman H. Ross, P.C.
________________________
NORMAN H. ROSS, PC
Certified Public Accountant
May 9, 2003