Form 10KSB/A
period 2002-12-31
GROUP MANAGEMENT CORP
filed 2003-05-16
CIK 826674

2


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                  FORM 10-KSB/A
                             Third Amendment
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

         Transitional Small Business Disclosure Format: Yes [ ]
No [X]


This second amendment is being made to amend and correct the certification language of the SARBANES-OXLEY ACT OF 2002, and to correct other clerical errors.










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
8-k                              March 31,2003




Auditor's Report                 PAGE 27
Financial Statements             PAGES 28-30
Consolidated Balance Sheets
Consolidated Statements of
Operations
Summary of Significant
Accounting Policies
Notes to the Financial           PAGES 31-43
Statements







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


/s/ Norman H. Ross, P.C.
________________________
NORMAN H. ROSS, PC
Certified Public Accountant
May 9, 2003

          SEE EXHIBIT 99.3 FOR THE FINANCIAL STATEMENTS



See accompanying summary of accounting policies and notes to financial statements

NOTE  1  -  ORGANIZATION  AND  PRESENTATION

On March 9, 2001, IVG Corp changed its name from Internet Venture Group, Inc. to IVG Corp. and its state of incorporation from Florida to Delaware. The name change and reincorporation were accomplished by merging Internet Venture Group, Inc., a Florida corporation, into IVG Corp., a Delaware corporation formed for the purpose of these transactions. Each issued and outstanding share of common stock of Internet Venture Group, Inc. was automatically converted in the merger into one share of common stock of IVG Corp. The Company was incorporated in the state of Florida on March 19, 1987 under the name Sci Tech Ventures, Inc. and changed its name to Strategic Ventures, Inc. in May 1991. On October 18, 1999, Strategic Ventures, Inc. changed its name to Internet Venture Group, Inc. Effective December 31, 1999, the Company acquired all issued and outstanding shares of GeeWhiz.com, Inc. (a Texas corporation) for 1,326,870 shares of the Company's stock by the purchase method. For accounting purposes, the acquisition was treated as a reverse acquisition (a recapitalization of GeeWhiz.com), with GeeWhiz.com, Inc. as the acquirer and Strategic Ventures, Inc. as the acquiree. The acquisition qualified as a reverse acquisition because the officers and directors of GeeWhiz.com assumed management control of the resulting entity and the value and ownership interest received by current GeeWhiz.com, Inc. stockholders exceeded that received by Strategic Ventures, Inc. In December 2001, the company changed its name to Group Management Corp (the Company).

The Company is a Atlanta, Georgia based business development company engaged primarily in the growth of privately held businesses and taking those businesses public through the reverse merger process and spinning off portions of the equities of those businesses to its shareholders.

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


Sale Of Division
On November 20, 2002 the company sold its Geewhiz division for 1,500,000 shares of a subsequently incorporated Geewhiz, Inc. Geewhiz, Inc. acquired the operations of the company, and all liabilities except the convertible debenture liability of $1,100,000.


Note 1 - continued

During October of 2002, the company changed its focus to increase shareholder value from the human resources line of business to mergers and acquisitions of privately held businesses or the internal creation of businesses in the entertainment, technology, and financial services industry.

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

Principles of Consolidation
The Company's consolidated financial statements as of and for the year ended December 31, 2002 and 2001 reflect its operations on a consolidated basis and include the accounts of the Company, including its divisions, and its majority-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.


Cash and Cash Equivalents
The   Company   considers  all  highly-liquid   debt  instruments
purchased with an original maturity of three months or less to be cash equivalents. This amount is not consolidated in 2002.


Inventories
Inventories   are stated at cost, determined using the  first-in,
first-out  (FIFO)  method,  which is not  in  excess  of  market.
Finished products comprise all of the Company's inventories. The company currently has no inventories.


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
          Furniture  and  Equipment               5  years
          Leasehold  Improvements                 5  years

Patents, Trademarks,  and Licenses
The Company capitalizes certain legal costs and acquisition costs related to patents, trademarks, and licenses. Accumulated costs are amortized over the lesser of the legal lives or the estimated

Note 2 - continued

economic lives of the proprietary rights, generally seven to ten years, using the straight-line method and commencing at the time the patents are issued, trademarks are registered or the license is acquired. Currently the company has no intellectual property.

Revenue Recognition
Product sales are sales of on-line products and specialty items. Revenue is recognized at the time products are shipped, as this is the point at which customers are liable to the Company for products ordered. The customer may return items if they are found to be defective. Returns are usually minimal. Other revenue and commission income is recognized when the earnings process has been completed. The disclosure concerning other revenue is boilerplate verbiage inserted by the company to disclose its process for disclosing any additional revenue in the event it is present. Currently there is no source of other revenue.

Income Taxes
The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Net Earnings (Loss) Per Share
Basic  and  diluted net loss per share information  is  presented under the requirements of SFAS No. 128, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been
excluded   from  the  computation,  as  their  effect   is  anti-
dilutive.

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

Use  of  Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the

Note 2 - continued

date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Recent  Accounting  Pronouncements
In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No.
142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based on its fair value.
SFAS 142 is effective for fiscal years beginning after December 15, 2001, although earlier adoption is permitted. The company does not expect that the adoption of these standards will have a material impact on its financial statements.

In   October   2001,  the  Financial Accounting  Standards  Board
issued  SFAS  No.  144,  "Accounting  for   the   Impairment   or
Disposal of Long-Lived Assets."  SFAS 144 supersedes  SFAS   121.
FAS  144 primarily addresses significant issues relating to   the
implementation of SFAS 121 and develops a single model for long-lived assets to be disposed of, whether primarily held, used or
newly  acquired.   The  provisions   of   SFAS   144   will    be
effective   for fiscal years beginning after December  15,  2001.
We  will apply this standard beginning in 2002.  The Company does
not   expect  that  the  adoption of this standard  will  have  a material impact
on  its  financial  statements.




NOTE  3  -  PROPERTY  AND  EQUIPMENT

The company currently has no property and equipment, however, the company upon funding will acquire the necessary property and equipment necessary to implement its business plan.



NOTE  4  -  OTHER  ASSETS

At  December   31,   2002,  the company had no  other  classified
"other assets".



NOTE  5  -  NOTES  PAYABLE

Notes  payable  consisted  of  the  following:

6%  convertible notes to institutional investors  (see  Note  12)
$1,100,000





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


     Deferred tax assets
          Net       operating       loss      carry       forward
     $38,921,155
          Valuation    allowance   for   deferred   tax    assets
     (38,921,155)

     Net              deferred             tax             assets
     -

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Company had net operating loss carry forward for federal income tax purpose of approximately $38,921,155 and $38,459,557 as of December 31, 2002
and 2001, respectively. These amounts carried forward, if not utilized to offset taxable income begin to expire in 2003. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.



NOTE  7  -  CONVERTIBLE  PREFERRED  STOCK

Currently  there is no preferred stock outstanding of the  series
B, D, G. However, if issued the preferred stock would have the rights listed below.

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

Note 7 - Continued

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

     Warrants
     There is not Series D and G preferred stock outstanding. There are outstanding common stock warrants attached to Series D and Series G preferred stock. The Series D preferred stock warrants give the warrant holder the right to purchase one share of Swan common stock at $0.83 per share. The Series G preferred stock warrants give the warrant holder the right to purchase shares of Swan common stock. The Series D warrants expire in 2001 and the Series G warrants expire in 2006.

     Voting Rights
     Each holder of Series B, D, and G preferred stock is entitled to vote on matters presented to the common stockholders of Swan as if the holder had converted such shares of preferred stock into common stock. In addition, the Series G preferred stockholders also have the right to elect one director to the Swan Board of Directors.


NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES

Operating Leases
The   company  is involved in several operating leases  including
leases   for   office   and  warehouse  space,  telecommunication
services, and screen printers. The lease commitments are as follows:

Office facilities are leased for a minimum monthly payment of $9,988. The lease expires November 2002. On the expiration of the lease agreement the company moved its principal place of business to 101 Marietta St., Suite 1070, Atlanta, GA 30303. The company is currently sharing office space within the offices of its legal counsel and currently does not have a written lease agreement nor is paying any rental charges.


Note 8 - continued

Upon relocating its corporate office to Atlanta, GA the company terminated its leasehold obligations.

Capital Leases
The company entered into a capital lease agreement for telephone equipment during 2001. As required by the Financial Accounting Standards Board and GAAP, the Company recorded the telephone system obtained through this capital lease as a fixed asset in the accompanying financial statements. The telephone system was recorded at a cost of $57,801 along with the related capital lease obligation in the same amount. During 2001 the Company recognized depreciation expense in the amount of $28,901. The capital lease requires minimum monthly principal and interest payments of $1363 and expires in November 2002. At the end of the lease the Company has the option to purchase the equipment at fair market value. The minimum principal payments due during the year ended December 31, 2002 are $18,493, and there are no commitments to make payments after 2002 under this agreement. Upon relocating its corporate office to Atlanta, GA the company terminated its leasehold obligations, and capital lease obligations.



NOTE  9  - GOING  CONCERN

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred substantial operating losses. As shown in the financial statements, the Company incurred net losses of $461,598 on gross sales of $0.00 for the year ended December 31, 2002. These factors indicate there is substantial doubt about the Company's ability to continue as a going concern. The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

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



NOTE  10  - ACQUISITION  OF  SUBSIDIARY

The company made no acquisition of subsidiaries during fiscal year 2002.



NOTE  11  - ACQUISITIONS

The company made no acquisitions during the fiscal year of 2002.




NOTE  12  - CONVERTIBLE  NOTES

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

Note 12 - continued

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



NOTE  13 -  SALE  OF  A  SUBSIDARY

On March 6, 2002, the Company sold its entire ownership in Swan Magnetics to Lumar Worldwide Industries, Inc, for $2.5 million to be paid by a promissory note payable in seven years. The transaction is in line with a strategic decision to focus on its consolidation of the business services industry, and its equity in Swan no longer fits with its business plan.

A    key  asset  of  Swan  Magnetics  is  its  interest  in  iTVr technology,  which is used in  the manufacture of set-top  boxes.
Swan  had  previously acquired a 46% equity  interest   in   iTVr
Inc.  Swan  is  also  the  developer  of  its  UHC  ("ultra high-
capacity")    removable    disk   drive    that   combines   high
performance and high capacity in a standard floppy-disk form-factor.

Lumar   Worldwide  Industries,  Inc.  and its strategic  partners
develop software applications for digital technologies, which fit with Swan's iTVr technology.

The company's 88.5% ownership interest in the Swan subsidiary was
sold   to  Lumar  Worldwide  Industries,  Inc.,  pursuant  to   a
promissory note for $2.5 million payable on March 6,  2009.   The
promissory note payment terms are:

                    DUE DATE            AMOUNT DUE
                   APRIL 30, 2003         $0.0
                   APRIL 30, 2004         $0.0
                   APRIL 30, 2005         $122,500
                   APRIL 30, 2006         $122,500
                   APRIL 30, 2007         $122,500
                   APRIL 30, 2008         $122,500
                   APRIL 30, 2009         $122,500

The company may not accelerate the maturity of the notes in the case of a default or breach of any of the terms of the agreement.



NOTE  14  - RELATED  PARTY  TRANSACTIONS  -  2002

The company did not enter into any related parties transaction during the fiscal year of 2002.



NOTE  15  - LEGAL  PROCEEDINGS

On March 18, 2003 the company filed a Chapter 11 petition in the U.S. Bankruptcy Court in the Northern District of Georgia, case number 03-93031-mhm.

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

On September 10, 2001, the Company entered into a Security Agreement with the note holders and certain of its shareholders, including Elorian Landers, the Chief Executive Officer and a director, and Thomas L. McCrimmon, a director. Under the Security Agreement, Mr. Landers and his wife pledged 150,000 shares of common stock, Mr. McCrimmon pledged 10,900 shares of common stock and other shareholders pledged 89,250 shares of common stock, all as security for obligations under the financing agreements with the note holders. As part of this agreement, the note holders waived the default and penalties under the convertible notes for failure to make the registration statement effective by June 17, 2001, provided that the Company file an amendment to the registration statement by October 20, 2001 and cause the registration statement to be declared effective by December 10, 2001. The note holders also lent the Company an additional $55,000 and the Company signed a promissory note agreeing to repay this amount by the earlier of December, 2001 or the occurrence of an event of default under the Security Agreement.

On  February  7,  2002,  the  convertible note holders declared a default on the notes for failure to have the registration statement declared effective and made demand for payment of the convertible notes and promissory notes. In addition, the collateral agent under the Security Agreement released 239,400 shares of stock to the convertible note holders. The note holders further requested that the Company deliver an opinion to the transfer agent so that they would be able to sell in the
public   markets  under SEC Rule 144 the shares released  by  the
collateral.
Note 15 - continued

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

In their complaint, the note holders assert monetary damages and seek relief (i) in the amount of $1,155,000 plus interest, liquidated damages and attorneys fees and other costs of enforcement for the breach of contract on the notes, (ii) unspecified monetary damages for failure to cause the registration statement to be effective and failure to take the steps necessary for the note holders to sell the shares under the Security Agreement pursuant to Rule 144, and (iii) unspecified damages for failure to honor conversion notices. In addition, the note holders are seeking an order directing the Company to (i) cause the registration statement to be effective,
(ii) to enforce conversion of the notes into  common  stock,  and
(iii) to have the Company and the Landers' take necessary actions to permit plaintiffs to sell the common stock received from the collateral agent under Rule 144. The company and the convertible debenture holders have reached an accord on their differences.

SWAN
In March 2002, the Company was served with a lawsuit brought by Swan Magnetics, Inc. in the Superior Court of the state of California, County of Santa Clara. The only defendant in the action is the Company.
Note 15 - continued
The Complaint alleges, among other things, that the Company breached its obligations under a promissory note in the principal amount of $2,843,017, that the Company has breached its obligations under a series of settlement documents entered into between Swan and the Company, and that the Company has interfered with contractual relationships between Swan and certain third parties. The total relief sought by Swan is $3,040,000, plus interests, costs and punitive damages.

In separate correspondence, Mr. Eden Kim has alleged that the Company never owned a majority interest in Swan Magnetics, Inc.

The Company is vigorously defending this lawsuit although the Company believes that the action lacks merit. The case is at a stage where no discovery has been taken and no prediction can be made as to the outcome of this case.



NOTE  16  - EMPLOYMENT  AGREEMENTS

The company currently does not have any employment agreement with any of its officers or directors.



NOTE  17  - COMMON  STOCK

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













                           SIGNATURES
                           ----------

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Group Management corp..

Date: May 16, 2003


By:  /s/ Lamar Sinkfield
---------------------------
Chief Executive Officer

CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION
302 OF THE
                           SARBANES-OXLEY ACT OF 2002

         I, Lamar Sinkfield, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A of
Group Management Corp.;

         2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Group Management Corp. as of, and for, the periods presented in this annual report.

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for Group Management Corp. and have:

         a)       designed such disclosure controls and
procedures to ensure
               that material information relating to Group
               Management Corp., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b)       evaluated the effectiveness of Group Management
       Corp's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
                  and

       c) presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to
Group Management Corp.'s auditors and the audit committee of Group Management Corp.'s board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect Group Management Corp, ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in
Group Management Corp.'s internal controls; and

         6. I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003

/s/ Lamar Sinkfield
---------------------------
Lamar Sinkfield
Chief Executive Officer