Form 10QSB/A
period 2003-03-31
GROUP MANAGEMENT CORP
filed 2003-05-16
CIK 826674

19



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB/A
                      First Amendment

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

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of
Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K




This second amendment is being made to correct any clerical errors and to amend the certification language required by the Sarbanes-Oxley ACT OF 2002.



PART I

EXPLANATORY  NOTE

Included in this Quarterly Report on Form 10-QSB/A is a consolidated balance sheet of Group Management Corp as of March 31, 2003, and the related consolidated statements of operations for the three month period ended March 31, 2003 and 2002, and statements of cash flows for the three month periods ended March 31, 2003 and 2002.


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

 Dated: May 16, 2003

Group Management Corp

/s/ Lamar Sinkfield
 ------------------------------
By: Lamar Sinkfield

Its: Chief Executive Officer

                   CERTIFICATION  PURSUANT  TO
       18  USC,  SECTION  1350,  AS  ADOPTED  PURSUANT  TO
 SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

      In connection with the Quarterly Report of Group Management Corp. (the "Company") on Form 10-QSB/A for the quarter ended March 31, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Lamar Sinkfield, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

6.     I  acknowledge  that  the  Chief  Executive  Officer   :

      A.   is   responsible   for  establishing  and  maintaining
"disclosure controls and  procedures"  for  the  Company;

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

/s/ Lamar Sinkfield
---------------------------------------
Lamar Sinkfield
Chief Executive Officer
Dated:  May 16, 2003



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