Form 10QSB
period 2003-06-30
GROUP MANAGEMENT CORP
filed 2003-08-14
CIK 826674

6



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
     ACT  OF  1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State  the  number of shares outstanding of each of the
issuer's classes of common  equity,  as  of  the  latest
practicable date.  As of June 30, 2003 there  were  67,788,000 shares  of  common  stock  issued  and  outstanding.

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

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of
Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K





                             PART I

EXPLANATORY  NOTE

Included in this Quarterly Report on Form 10-QSB is a consolidated balance sheet of Group Management Corp as of June 30, 2003, and the related consolidated statements of operations for the three month period ended June 30, 2003 and 2002, and statements of cash flows for the three month periods ended June 30, 2003 and 2002.


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

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.
                 GROUP MANAGEMENT CORP
        Consolidated Balance Sheet (UNAUDITED)
                  As of June 30, 2003

                            ASSETS

Current Assets
   Cash                                             $          0.0
   Accounts receivable-net                                   0.0
   Inventory                                                  0.0

     Total Current Assets                                   0.0

Property and Equipment, Net                                 0.0

Other Assets, Net                                            0.0

                                                             0.0


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                     0.0
   Notes payable and capital lease obligations         1,100,000

     Total Current Liabilities                        1,100,000

Stockholders' Equity and Accumulated Deficit
   Common stock: par value $.002,  300,000,000
  shares
    authorized, 67,788,000 issued and                   135,576
  outstanding
   Additional paid in capital
                                                     40,251,645
   Accumulated deficit
                                                   (40,116,069)

     Total Stockholders' deficit
                                                    (1,235,576)





  See accompanying summary of accounting policies and
            notes to financial statements.
                 GROUP MANAGEMENT CORP
   Consolidated Statements of Operations (UNAUDITED)




                           For the Three Months
                                 Ended
                                  June 30
                             2003       2002

Revenues:
 Sales                             0           $
                                        76,421

Cost of Goods Sold                 0      34,398

  Gross Profit                     0      42,023

Operating Expenses
 General and                             209,059
administrative                    0
 Depreciation expense                     37,500
 Interest expense                         10,669
 Research and
development                       -          -
 Loss on investment in
ITVR                              -          -


                                  0    257,228

Other Income
 Interest income
                        -           -

Minority interest
                        -


  Net Income               $            $
                        0           (215,205)



Basic and fully diluted
net loss per
share                        (.00)
                                   (0.01)

Weighted average number
of shares
outstanding for basic
and diluted net
loss per share            67,788,000    60952059




  See accompanying summary of accounting policies and
            notes to financial statements.
                 GROUP MANAGEMENT CORP
  Consolidated Statements of Changes in Stockholders'
                  Equity (UNAUDITED)
  For the Period from March31, 2003 to June 30, 2003


                 Common Stock
                                    Additional
             Number of                Paid in
                                                Accumulate
                                                    d
               Shares     Amount      Capital     Deficit      Total
Balance,                        $            $            $            $
March 31,   64,455,000    128,910   40,192,245   (40,251,64   1,128,910
2003                                                   5)
Shares
issued for   3,330,000     20,000      59,400           -      20,000
services
Net loss                                                (0)          (0)
                     -          -           -
Balance,                        $            $            $            $
June 30,    67,788,000    148,910   40,251,645   (40,116,06   (1,148,910
2003                                                   9)





  See accompanying summary of accounting policies and
            notes to financial statements.
                 GROUP MANAGEMENT CORP
   Consolidated Statements of Cash Flows (UNAUDITED)



                                                2003      2002
                                           (UNAUDITED  (UNAUDITE
                                              )        D)
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net (Loss)                                    $         $
                                            (0)  (215,205)
   Adjustments to reconcile net
  (loss)
   to net cash provided by (used in)
   operating activities:
      Minority interest
                                              -
      Depreciation amortization
                                            0.0    37,500
      Stock based compensation                    0
                                                   56,400
      Purchased in-process
    technology                                -         -
      Loss on investment in iTVr
                                              -         -
      Beneficial interest on
    convertible debt                          -         -
   Changes on operating assets and
  liabilities:
      Accounts receivable                             (2,723)
                                            0.0
      Inventory
                                            0.0    28,167
      Other assets
                                            0.0
      Accounts payable and accrued
    expenses                                  -    32,017

NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES
                                              0  (253,608)

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Cash acquired through purchase of
  subsidiary                                          0.0
   Investment in iTVr
                                            0.0       0.0
   Purchase of equipment
                                            0.0     (100)
   Notes receivable
                                            0.0       0.0
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES
                                              -     (100)

CASH FLOWS FROM FINANCING
ACTIVITIES:
   Proceeds from issuance of stock
                                            0.0         0
   Net change in notes payable
                                            0.0    56,554
NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                        (0)
                                                   56,554

   Increase (decrease) in cash and
  cash equivalents                          (0)   (4,303)

   Cash and cash equivalents at
  beginning of period                       0.0   107,825

   Cash and cash equivalents at end              $         $
  of period                                 0.0   103,522
See accompanying summary of accounting policies and notes to financial statements.
NOTE  A  -  BASIS  OF  PRESENTATION

The    accompanying   un-audited  condensed   financial
statements  have  been  prepared  in  accordance   with
generally  accepted accounting principles  for  interim
financial information and with the instructions to Form
10  and Item 310 of Regulation S-B. Accordingly,   they
do  not  include all of the information  and  footnotes
required  for  generally accepted accounting principles
for complete financial statements. In  the  opinion  of
management,  all  adjustments  (consisting  of   normal
recurring  accruals)   considered   necessary   for   a
fair    presentation  have  been  included.   Operating
results for the six- and three-month periods ended June
30,  2003 are not necessarily indicative of the results
that  may  be expected for the year ended December  31,
2002.   These financial statements should  be  read  in
conjunction   with  the  Company's  audited   financial
statements for the year ended December 31, 2002.


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

..



RESULTS  OF  OPERATIONS

Revenue
  Total   revenues  for  the  three months  ended  June
  30,  2003 were $0.0 as compared  to  $76,421  for the
  three months ended June 30, 2002.  This decrease  was
  due   to  primarily  to  the  restructuring  of   the
  company's   operations   and   as   a     result   of
  management's    decision   to    restructure    Group
  Management Corp.'s operation and seek acquisition candidates.

Costs  and  Expenses
  Cost   of   goods   sold  was  $0.0, or approximately
  0.0%  of sales, for the three  months ended June  30,
  2003,  as compared to $34,398 or approximately 45.01%
  of   sales,   for  the  three months ended  June  30,
  2002.   The decrease in cost of goods  sold  reflects
  lower   sales   for   the  period, and  is  a  direct
  result   of  the  company's  restructuring   of   its
  operations.

  General  and  administrative  expenses  were  $0  for
  the three months ended  June 30, 2003, a decrease  of
  approximately  86% as compared to $209,059  for   the
  period  ending  on the  three months ended  June  30,
  2002.  This  decrease is attributable to  a  decrease
  of   over   $200,000  in  stock  based  compensation,
  and our overall decreased sales activity and the restructuring activities of the company.

  Total   costs  and  expenses were $0  for  the  three
  months  ended June 30, 2003,  as compared to $291,626
  for  the  three  months ended June  30,  2002.   This
  decrease   of   over  99%  reflects  a  decreased  in
  general  and  administrative  expenses  and  cost  of
  goods sold,  as  discussed  above.
Net Losses
  The   net   loss  for  the  three  months ended  June
  30,  2003 was $0 as compared  to  $215,205   for  the
  three  months ended June 30, 2002.  The primary cause
  of    this   approximately   99%   decrease  is   the
  decrease  in  total  costs and  expenses,   discussed
  above   and  the  restructuring  activities  of   the
  company.


LIQUIDITY AND CAPITAL REQUIREMENTS

Net cash provided in operating activities was ($0) for the three months ended June 30, 2003, as compared to net cash used of ($60,857) for the three months ended
June 30, 2002, a decrease of over 99%. We had $0.0 in cash at June 30, 2003, a decrease of $0.0 during the quarter.

 Our net cash used by financing activities was $0.0 for the three months ended June 30, 2003 as compared to net cash provided of $56,554 for the period ending June 30, 2002.

At June 30, 2003, our current assets were $0.0, while our current liabilities were $1,100,000. Total current liabilities consists of $1,100,000 in notes payable.

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

ITEM   2      CHANGES   IN  SECURITIES   AND   USE   OF
PROCEEDS
   There have been no events which are required to be reported under this Item.
The company issued 1,500,000 of its restricted shares for the purchase of an option on the treatment, The
Partners.


ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

      There have been no events which are required to be reported under this Item.

ITEM   4      SUBMISSION  OF  MATTERS  TO  A  VOTE   OF
SECURITY  HOLDERS

      There have been no events which are required to be reported under this Item.




ITEM  5     OTHER  INFORMATION

Effective  July  15,  2002,  the  Company  changed  its
principal business address to: 101 Marietta St.,  Suite
1070,  Atlanta, GA 30303, telephone number (404)   522-
1202.

The company filed form N-54-A on April 14, 2003, officially becoming a business development company.
The company intends to take several companies public during its fiscal year.

The  company received from Kadalak Entertainment Group,
Inc.  3.33 million shares of its 144(k) stock  for  the
foreign  distribution  rights  to  The  Partners.   The
company is currently assigning a value of $0.0 until such time as the shares trade in the market.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

                      SIGNATURES



In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: August 14, 2003

Group Management Corp

/s/ Lamar Sinkfield
 ------------------------------
By: Lamar Sinkfield

Its: Chief Executive Officer


(a)     Exhibits

         99.1      Certification  as  Adopted  Pursuant
to   Section   302   of   the Sarbanes-Oxley   Act   of
2002.

  (b)  Reports  on  Form  8-K:

The   company  hereby  incorporates  by  reference  the
current reports filed on:


Form                        Filed On
8-k                         June 30,2003




                     Exhibit 99.1

              CERTIFICATION  PURSUANT  TO
  18  USC,  SECTION  1350,  AS  ADOPTED  PURSUANT  TO
 SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT
                       OF  2002

      In   connection  with  the  Quarterly  Report  of
Group  Management Corp. (the "Company") on Form  10-QSB
for the quarter ended June 30, 2003 (the "Report"),  as
filed  with  the Securities and Exchange Commission  on
the  date hereof, I, Lamar Sinkfield,  Chief  Executive
Officer   and  Chief Financial Officer of the  Company,
certify   to   the  best  of  my  knowledge,   pursuant
to  18 USC 1350, as adopted pursuant  to  Sec.302   and
promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Lamar Sinkfield
---------------------------------------
Lamar Sinkfield
Chief Executive Officer
Dated:  August 14, 2003